Form 10QSB
period 1996-03-31
NATIONAL HEALTH & SAFETY CORP
filed 1996-06-04
CIK 901899

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1996

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                  to

                      Commission File Number  0-24778

                   NATIONAL HEALTH & SAFETY CORPORATION
     (Exact name of small business issuer as specified in its charter)

            Utah                                    87-05050222
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

             730 Louis Drive, Warminster, Pennsylvania  18974
                 (Address of principal executive offices)

Registrant's telephone no., including area code:  (215)  442-0926

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                           Outstanding as of March 31, 1996

Common Stock, $.001 par value                                13,721,748

                             TABLE OF CONTENTS

Heading                                                           Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .            1

          Balance Sheets -- March 31, 1996 and December 31, 1995. . 2

          Statements of Operations -- three months ended
           March 31, 1996 and 1995 . . . . . . . . . . . .          4

          Statements of Stockholders' Equity (Deficit). . .         5

          Statements of Cash Flows -- three months ended
           March 31, 1996 and 1995. . . . . . . . . . . . .         6

          Notes to Financial Statements . . . . . . . . . .         8

Item 2.   Management's Discussion and Analysis and Results
          of Operations .                                          13

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .           15

Item 2.   Changes In Securities. . . . . . . . . . . . .           16

Item 3.   Defaults Upon Senior Securities. . . . . . . .           16

Item 4.   Submission of Matters to a Vote of Securities Holders.   16

Item 5.   Other Information. . . . . . . . . . . . . . .           16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .           16

       SIGNATURES. . . . . . . . . . . . . . . . . . . .           17

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1996, have been prepared by the Company.















                   NATIONAL HEALTH & SAFETY CORPORATION


                           FINANCIAL STATEMENTS

                   March 31, 1996 and December 31, 1995

                    NATIONAL HEALTH & SAFETY CORPORATION
                                Balance Sheets


                                    ASSETS

                                               March 31,     December 31,
                                                  1996          1995
                                               (Unaudited)
CURRENT ASSETS

  Cash                                         $  214,585     $  55,276
  Accounts receivable, net of allowance
   for doubtful accounts of $3,000                 35,177        37,170
  Inventory                                         5,215         5,215

     Total Current Assets                         254,977        97,661


PROPERTY AND EQUIPMENT
  Furniture and fixtures                            5,392         5,392
  Computer equipment                              121,285       121,285
  Office equipment                                 28,487        28,487
                                                  155,164       155,164
  Less accumulated depreciation                   119,290       112,015

     Net Property and Equipment                    35,874        43,149

OTHER ASSETS

  Prepaid expenses (Note 1)                       500,000       500,000
  Deferred loan costs                              86,347        67,083
  Notes receivable                                 38,000        20,000
  Deposits                                         10,137        10,137

     Total Other Assets                           634,484       597,220

TOTAL ASSETS                                   $  925,335     $ 738,030

                    NATIONAL HEALTH & SAFETY CORPORATION
                          Balance Sheets (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               March 31,    December 31,
                                                 1996          1995
                                               (Unaudited)

CURRENT LIABILITIES

  Accounts payable                             $  378,876  $1,048,111
  Loans payable, stockholder (Note 3)             671,725    636,725
  Loans payable, individuals (Note 2)             490,220    470,322
  Accrued expenses (Note 5, 8)                    865,624    874,987

     Total Current Liabilities                  2,406,445  3,030,145

LONG-TERM DEBT

  Convertible debentures (Note 6)                 511,871    214,570

COMMITMENT AND CONTINGENCIES (Note 5)              -          -

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value; 14,363
     shares authorized; 14,363 shares issued
     and outstanding                                  14          14
  Common stock; $.001 par value, 50,000,000
     shares authorized; 13,721,748 shares
     issued and 9,551,848 shares outstanding       13,722       22,526
  Additional paid-in capital                   12,650,693   83,823,970
  Stock subscriptions receivable               (8,500,000) (80,500,000)
  Accumulated deficit                          (6,157,410)  (5,853,195)

     Total Stockholders' Deficiency            (1,992,981)  (2,506,685)

     TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIENCY                         $   925,335     $738,030

                   NATIONAL HEALTH & SAFETY CORPORATION
                         Statements of Operations
                                (Unaudited)

                                      For the Three Months Ended
                                               March 31,
                                            1996        1995

SALES                                  $   50,782  $    69,846

OPERATING COSTS AND EXPENSES
  Cost of sales                             9,865       26,521
  Operating expenses                      333,943      195,909

                                          343,808      222,430

LOSS FROM OPERATIONS                     (293,026)    (152,584)

OTHER EXPENSE
  Interest                                 11,189        7,374

NET LOSS                               $ (304,215) $  (159,958)

LOSS PER SHARE                         $    (0.03) $     (0.02)

                   NATIONAL HEALTH & SAFETY CORPORATION
               Statements of Stockholders' Equity (Deficit)

                                      Additional       Stock
                  Preferred  Common   Paid-in     Subscription  Accumulated
                       Stock Stock    Capital      Receivable      Deficit

Balance,
December 31, 1994     $ 14   $24,090  $137,165,056 $(135,000,000)  $(3,619,581)

Cancellation of stock
 subscriptions         -     (16,200) (134,983,800)  135,000,000          -

Contribution of capital
by investor            -        -           37,642       -                -

Issuance of common stock
 for cash              -        266         83,602       -                -

Issuance of common stock
 in payment of debt    -         20        100,000       -                -

Issuance of common stock
 for services rendered -        880        934,940       -                -

Stock subscriptions
receivable             -     13,470     80,486,530   (80,500,000)         -


Net income (loss) for
the year ended
December 31, 1995      -          -            -         -          (2,233,614)

Balance,
December 31, 1995      14    22,526     83,823,970   (80,500,000)   (5,853,195)

Cancellation of stock
subscriptions
(Unaudited)            -    (13,300)   (79,986,700)  (80,000,000)          -

Issuance of common stock
 for cash (Unaudited)  -          1            219       -                 -

Issuance of common
stock for services
(Unaudited)            -        495        764,505       -                 -

Common stock subscriptions
  (Unaudited)          -         4,000   7,996,000    (8,000,000)          -

Contribution of
capital by investor
(Unaudited)            -           -        52,699       -                 -

Net income (loss) for the
 three months ended
 March 31, 1996
 (Unaudited)           -           -           -         -            (304,215)
Balance, March 31,
 1996 (Unaudited)     $   14  $13,722  $12,650,693   $(8,500,000)  $(6,157,410)


                     NATIONAL HEALTH & SAFETY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                               For the Three Months Ended
                                                         March 31,
                                                     1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                             $  (304,215)  $  (159,958)
  Adjustments to reconcile net
    income to net cash provided
   (used) by operating activities:
    Common stock issued for services                765,000        49,750
    Depreciation and amortization                     7,275         5,337
  (Increase) decrease in:
    Accounts receivable                               1,993        (4,264)
    Inventory                                          -             -
    Notes receivable                                (18,000)         -
  Increase in
    Accounts payable                               (669,235)      (32,048)
    Accrued expenses                                 (9,363)       49,056

Net Cash Used by
    Operating Activities                           (226,545)      (92,127)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                -             -

Net Cash Used by
   Investing Activities                                -             -

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                          220          -
  Proceeds from convertible debentures              350,000          -
  Repayment of loans, individuals                      (102)     (100,000)
  Proceeds from loans, individuals                   20,000          -
  Payment of deferred loan costs                    (19,264)         -
  Proceeds from stockholders' loan                   35,000       101,000
  Issuance of common stock                             -          100,000

Net Cash Provided by
   Financing Activities                             385,854       101,000

INCREASE (DECREASE) IN CASH                         159,309         8,873

  Cash, beginning of period                          55,276         5,164

Net Cash, End of Period                           $ 214,585      $ 14,037

                     NATIONAL HEALTH & SAFETY CORPORATION
                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                                              For the Three Months Ended
                                                      March 31,
                                                    1996       1995

SUPPLEMENTAL DISCLOSURE:

  Cash paid for interest
   during the period                               11,189    $  7,374

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                          March 31, 1996 and 1995


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

       a.  Nature of Organization

       The Company was incorporated on March 23, 1989. The Company's principal business activities consist of providing medical cost containment services to both institutional and consumer markets. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral.

       On March 22, 1993 the Company entered into a merger with State Policeman Annual Magazine, Inc. (State), whereby each share of the Company's common and preferred stock was exchanged for one share of State's common and preferred stock. State is a Company which was organized under the laws of the State of Utah on May 14, 1983. Pursuant to the merger agreement, State amended its Articles of Incorporation to change its name to National Health & Safety Corporation.

       b.  Accounts Receivable

       Accounts receivable are shown net of an allowance for doubtful accounts of $3,000. Bad debts are written off in the period in which they are deemed uncollectible. Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

       c. Inventory

       Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

       d.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures          7 years
                 Office equipment                7 years
                 Computers                       5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income.

       e.  Loss per Share

       The Company has computed the loss per share based upon the weighted average number of shares outstanding during the period.

                    NATIONAL HEALTH & SAFETY CORPORATION

                        Notes to Financial Statements
                            March 31, 1996 and 1995

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       g.  Deferred Loan Costs

       During 1995, the Company issued convertible debentures with a face value of $250,000. The Company incurred issuance costs of $70,000 relating to the debentures. The costs have been capitalized and will be amortized over the life of the debentures which mature on November 30, 1997. During 1996 the Company issued an additional $350,000 in convertible debentures with a discount of $52,699 recorded as additional paid-in capital.

       h.   Provision for Taxes

       At March 31, 1996, the Company had net operating loss carryforwards of approximately $6,200,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       i.  Prepaid Expenses

       The Company has purchased $500,000 in radio airtime to be used over the next two years to promote its products.

NOTE  2 - LOANS PAYABLE, INDIVIDUALS
       Private Placement Advances                       1995       1996
       The Company received advances from certain
       individuals under various private placements.
       The Company has agreed to issue common stock
       to these individuals upon securing additional
       financing.  Some of the individuals who had
       advanced funds were partially repaid.          $ 153,678  $ 153,678

       Loans, Individuals
       During the last four years, the Company was
       advanced money from various individuals for
       working capital purposes which bear interest
       at 8% to 10%.  If the Company is successful
       in obtaining additional capital, it intends
       to exchange a majority of these loans for
       common stock and the remainder of the loans
       will be repaid.                                  316,644    336,542

                                                      $ 470,322  $ 490,220

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                           March 31, 1996 and 1995


NOTE  3 - LOAN PAYABLE, STOCKHOLDER

       Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start- up of the Company. These costs have been capitalized and will be amortized over a five-year period. Over the years the stockholder advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs.

NOTE  4 - GOING CONCERN

       These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The continuation of the Company as a going concern is dependent upon the success of the future operations and obtaining additional financing.

       Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing. The ability of the Company to achieve its operating goals and to obtain such additional financing, however, is uncertain.

NOTE  5 - COMMITMENTS AND CONTINGENCIES

       The Company is in various stages of negotiations with several securities and financial service companies in order for the Company to obtain additional capital. The Company has promised to repay certain debts, guarantee fees and loan incentives with common stock, subsequent to the Company securing additional capital.

       In 1991, the Company entered into an agreement to sell all of its stock to another Company, P.R. Stocks, Inc. (PRS), if PRS successfully raised $375,000 in a private placement of the common stock of PRS. PRS was able to raise approximately $163,000, and advanced approximately $132,000 net of expenses to the Company in 1992. However, PRS has been unable to raise a minimum of $375,000 in order for the two companies to merge. In November 1992, PRS merged with MedGain International, Inc. (MedGain). MedGain has demanded repayment of the proceeds from the private placement advanced to the Company. In January 1994, MedGain brought suit against the Company and its president seeking repayment of the advances plus punitive damages. It is probable that MedGain will obtain a judgement against the Company for at least the advances paid to date.

       The Company leases its office facility and certain automotive and office equipment under noncancelable operating leases. Future minimum annual rental commitments for 1996 are approximately $4,346.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                           March 31, 1996 and 1995

NOTE  5 - COMMITMENTS AND CONTINGENCIES (Continued)

       The Company has entered into a five year employment agreement with its president and chief executive officer, and three year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $314,500 and $295,738 for the years ended December 31, 1996 and 1997, respectively.

       The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. $365,000 is accrued at December 31, 1995 after a down payment of $15,000 and subsequent payments of $20,000 were made.

       The Company was named in a formal order of investigation captioned "In the Matter of Trading in the Securities of National Health & Safety Corp." (NY-6155) issued by the Securities and Exchange Commission and related to the trading of the Company's securities in the public market. The NASD has also made inquires regarding trading in the shares of the Company's securities. As of the date hereof, no determination has been made as to the extent of the investigation or to the possible material effect that it may have on the Company.

       The Company issued shares to certain individuals in connection with a private placement. The Company has agreed to not dilute these shareholders below 5.3% of the outstanding shares of the Company by allowing them to purchase the shares for the par value amount, until the Company raises $2,000,000 through a public offering of its common stock.

       The Company has agreed to repurchase stock issued to an individual in a private placement. The individual purchased 5,000 shares of the Company's common stock for $25,000. The Company has committed to repurchasing the stock for the same amount, contingent upon the success of future stock placements.

       During 1995, several stock subscription agreements were cancelled. Of the shares cancelled, certificates representing 6,700,000 shares have not been returned to the Company.

NOTE 6 - CONVERTIBLE DEBENTURES

       During 1995, the Company issued convertible debentures with a face value of $250,000. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to the lesser of $1.00 per share of 50% of the closing bid price on the day the holder executes the notice of conversion. The debentures mature on November 30, 1997 at which date the face value is due and payable. Because the debentures are non-interest bearing, they have been discounted to reflect an imputed interest rate of 8%. The amount discounted has been added to additional paid-in capital. During 1996, the Company issued an additional $350,000 in convertible debentures.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                           March 31, 1996 and 1995


NOTE  7 - PREFERRED STOCK

       In 1992, the Company entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of the Company and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. The stock is redeemable at $41.78 per share (aggregate - $600,086), payable as follows:

                   $ 50,011 Upon closing of a private placement issue 50,011 Upon closing of a secondary public offering
                     150,074 One year after closing of a secondary public offering
                     174,975 Two years after closing of a secondary public offering
                     175,015 Three years after closing of a secondary public offering
                   $ 600,086

NOTE 8 - RELATED PARTY TRANSACTIONS

       Included in accounts payable at December 31, 1995 is an amount due to a corporation affiliated with the Company through common management and stock ownership, representing fees for administrative services rendered to the Company in 1991 and prior years. The amount was $38,477 at December 31, 1995.

       Included in accrued expenses are $502,917 in back salaries for the Company's officers and directors as of December 31, 1995.

NOTE 9 - ECONOMIC DEPENDENCE

       The Company has one customer which accounted for 40% of the Company's total sales in 1995.

NOTE 10 - COMMON STOCK SUBSCRIPTIONS

        In February 1996, stock subscriptions in the amount of $80,000,000 for 13,300,000 shares of common stock of the Company were cancelled.

        On January 17, 1996, 4,000,000 shares of the Company's common stock were issued for a subscription receivable in the amount of $8,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month period ended March 31, 1996 and 1995. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                            Nine Months Ended
                                                March 31,
                                            1996        1995
                                                (Unaudited)
     Sales . . . . . . . . . . . . . . . . . 100%        100%
     Cost of sales . . . . . . . . . . . . .  19          38
     Operating expenses. . . . . . . . . . . 658         280
     (Loss) from operations. . . . . . . . . 577        (218)
     Other expenses - interest . . . . . . .  22          11
     Net (loss). . . . . . . . . . . . . . .(599)       (229)


Results of Operations for the Three Months Ended March 31, 1995 and 1994

     Total sales of $50,782 for the three months ended March 31, 1996 ("first quarter of 1996") represent a decrease of approximately 27% from total revenue of $69,846 for the three months ended March 31, 1995 ("first quarter of 1995"). This decrease is primarily attributed to the decline in POWERX sales of 19% as a result of concentrating on potentially larger accounts with longer sales cycles and less emphasis on small account activity. Revenues from the sale of medical equipment decreased $7,913, or 68% for the first quarter of 1996 from the comparable 1995 period, due to a concerted movement away from lower profit activity. Cost of sales (as a percentage of total revenues) decreased to 19% for the first quarter of 1996, from 38% for the comparable 1995 period due to improved gross margin sales of POWERX cards.

     Operating expenses for the first quarter of 1996 increased 70% when compared to the same period for 1995, primarily due to the $127,576 (185%) increase in consulting fees attributed to increased professional fees paid including payments made in shares of the Company's common stock to financial consultants, and the $16,533 (15%) increase in salaries and wages. As a percentage of total revenues, operating expenses increased from 280% for the first quarter of 1995 to 658% for the first quarter of 1996 reflecting decreased sales and the increase in related operating expenses. Also, commissions paid increased $1,277 (9%) reflecting increased broker sales, depreciation and amortization increased $10,688 (200%) due to amortization of expenses associated with fund raising activities, office supplies increased $3,624 (286%) due to increased marketing, and telephone expenses increased $1,461 (27%) attributed to outgoing telemarketing. Partially offsetting the increases in operating expenses were the decrease in health insurance and other benefits to employees of $3,708 (45%) due to the officers receiving monthly paychecks and contributing to their health insurance, the decrease in rent of $3,901 (29%) due to the delay of one months rent, and the decrease in mail and postage expenses of $4,279 (54%) due to one less direct mail program. The net loss for the first quarter of 1996 increased to $304,215 from $159,958 for the comparable 1995 period, primarily due to the decreased sales of the Company's products together with the significant increases in operating expenses.

Liquidity and Capital Resources

     Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at March 31, 1996 was a negative $2,151,468 compared to a negative $2,932,484 at December 31, 1995. This improvement in working capital for the first quarter of 1996 is attributed to the Company's increase in cash of $159,309 (288%) due to the sale of convertible debentures, and the $669,235 (64%) decrease in accounts payable due to the issuance of common stock for services.

     Net cash used by operating activities for the first quarter of 1996 was $226,545 compared to net cash used of $92,127 for the comparable 1995 period, attributed to the increase in the net loss form operations and the reduction of accounts payable during the 1996 period. Also, net cash provided by financing activities during the first quarter of 1996 was $385,854 compared to net cash provided of $101,000 for the comparable 1995 period. These results reflect $350,220 realized by the Company from the sale of its securities and $20,000 from loans from individuals during the first quarter of 1996. Proceeds form stockholders loans decreased from $101,000 for the first quarter of 1995 to $35,000 for the comparable 1996 period.

     The Company anticipates meeting its working capital needs during the current fiscal year partially with revenues from operations, but due to past losses the Company is actively pursuing interim financing to provide working capital and to increase marketing activities related to the Company's products. Although management has not made any arrangements or definitive agreements, the Company is contemplating both the additional private placement of securities and/or a public offering, although there can be no assurance that the Company could successfully complete any such offerings.

     The Company has negotiated a series of contingent private sales of its Common Stock, although no sales have been made and no principal funds have been realized. Because of the nature of the arrangements, the Company is unable to predict with any certainty whether the transactions will be finalized or whether any funds will ultimately be realized. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

     As of March 31, 1996, the Company had total assets of $925,335 and total stockholders' deficiency of $1,992,981. In comparison, as of December 31, 1995, the Company had total assets of $738.030 and total stockholders' deficiency of $2,506,685. The 25% increase in total assets for the three month period ended March 31, 1996 is primarily due to increases in cash from the Company's financing activities.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

    During the next 12 months, the Company will stress the marketing of its POWERX contracts and increasing the number of POWERX members nationwide. The Company will also concentrate on the development of the corporate infrastructure necessary to service POWERX members, including the expansion of a customer service staff. Among the priorities of the Company will be the completion of an electronic data processing center to provide for the processing of POWERX orders.

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the third quarter of 1996. Management estimates that its current level of operations requires approximately $70,000 per month in cash based upon average monthly cash flows in 1995. To supplement its current cash position, loans aggregating $20,000 were received from private sources during the first quarter of 1996. In addition, the Company's President, Dr. R. Dennis Bowers, loaned the Company $35,000 during the first quarter of 1996. Also during the first quarter of 1996, the Company realized proceeds of $350,000 from convertible debentures. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarter, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the third quarter of 1996. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.

                                  PART II


Item 1.   Legal Proceedings

    Except as set forth below, there are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

    (a)   In January 1994, a suit was filed by MedGain
International, Inc., a Nevada Corporation ("Medgain"), in the United States District Court for the District of Nevada titled MedGain International, Inc. vs. National Health & Safety Corporation and R. Dennis Bowers (Case No. CV-S-94-00038-DWH). In 1991, NHSC-Pennsylvania and its shareholders entered into an agreement (the "Stock Purchase Agreement") with P.R. Stocks, Inc., a Nevada corporation ("PRS"), whereby the shareholders agreed to sell all of their NHSC-Pennsylvania stock to PRS if, among other conditions, PRS was successful in raising a minimum of $375,000 through the private placement of PRS common stock. Pursuant to a confidential private placement memorandum dated July 15, 1991, PRS raised $163,599, of which approximately $132,000 was distributed to NHSC-Pennsylvania in January, 1992. However, because PRS did not raise the minimum of $375,000, the PRS acquisition of NHSC-Pennsylvania common stock pursuant to the Stock Purchase Agreement was not consummated.

    In November, 1992, PRS effected a merger with MedGain. At various times since that date, MedGain has demanded that the Company repay the proceeds from the initial closing of the PRS private placement that had been distributed to the Company and threatened to bring a lawsuit against the Company to recover such proceeds unless they were repaid. All attempts by the Company to settle the dispute have been unsuccessful and in January 1994, MedGain filed suit against both the Company and its President alleging, among other claims, breach of contract, unjust enrichment, fraudulent misrepresentation and bad faith. MedGain seeks return of the entire $163,599 plus punitive damages, attorneys' fees and costs. Several hearings have been held in the matter and the court is presently considering including the MedGain shareholders as parties to the action and certain other counterclaims and defenses. Although the Company believes it has a valid defense to the action, there is no indication as to the likely outcome.

    (b) In 1993, the National Association of Securities Dealers, Inc. ("NASD") and the Securities and Exchange Commission ("SEC") made preliminary inquiries regarding trading in the shares of the Company's securities. A formal order of investigation was issued by the SEC on October 19, 1994 ("In the Matter of Trading in the Securities of National Health & Safety Corp. / NY-6155). In April 1995, the Company delivered to the SEC certain requested documents pursuant to a subpoena duces tecum.

    The Company has been advised by the NASD that its inquiries should not be construed as indicating that any violation of NASD rules had occurred, or as a reflection on the merits of the Company's securities or on any person who effected a transaction in such securities. The Company was similarly advised by the SEC that the existence of the SEC's inquiry was not to be construed as an indication by the SEC that any violation of law had occurred, nor was it to be considered an adverse reflection on any person, entity or security. The Company is unaware of the circumstances concerning the investigation by the NASD and SEC and is not able to speculate as to the outcome or possible effect of the investigation on the Company. The Company does not believe that it, or its officers, directors, finders or agents violated any securities laws, rules or regulation in offering, selling or trading in the securities of the Company. To date, to the best knowledge of the Company, no action has been taken by or on behalf of either the NASD or the SEC against the Company or its officers, directors, brokers, finders or agents.

Item 2.   Changes In Securities

    This Item is not applicable to the Company.


Item 3.   Defaults Upon Senior Securities

    This Item is not applicable to the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.


Item 5.   Other Information

    This Item is not applicable to the Company.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit  11  -  Computation of per share earnings

    (b)   Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the three month period ended March 31, 1996.

                                 SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NATIONAL HEALTH & SAFETY CORPORATION



Date:  June 4, 1996           By       /S/ R. Dennis Bowers
                                            (Signature)
                                   R. DENNIS BOWERS, President



Date:  June 4, 1996           By       /S/ Roger H. Folts
                                            (Signature)
                                  ROGER H. FOLTS, Vice President, Treasurer
                                  and Chief Financial Officer