Form 10QSB/A
period 1996-03-31
NATIONAL HEALTH & SAFETY CORP
filed 1996-06-11
CIK 901899

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB/A

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                           Outstanding as of March 31, 1996

Common Stock, $.001 par value                                9,551,848

                             TABLE OF CONTENTS

Heading                                                           Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .            1

          Balance Sheets -- March 31, 1996 and December 31, 1995. . 2

          Statements of Operations -- three months ended
           March 31, 1996 and 1995 . . . . . . . . . . . .          4

          Statements of Stockholders' Equity (Deficit). . .         5

          Statements of Cash Flows -- three months ended
           March 31, 1996 and 1995. . . . . . . . . . . . .         6

          Notes to Financial Statements . . . . . . . . . .         8

Item 2.   Management's Discussion and Analysis and Results
          of Operations .                                          13

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .           15

Item 2.   Changes In Securities. . . . . . . . . . . . .           16

Item 3.   Defaults Upon Senior Securities. . . . . . . .           16

Item 4.   Submission of Matters to a Vote of Securities Holders.   16

Item 5.   Other Information. . . . . . . . . . . . . . .           16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .           16

       SIGNATURES. . . . . . . . . . . . . . . . . . . .           17

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

                      NATIONAL HEALTH & SAFETY CORPORATION



Date:  June 11, 1996           By       /S/ R. Dennis Bowers
                                            (Signature)
                                   R. DENNIS BOWERS, President



Date:  June 11, 1996           By       /S/ Roger H. Folts
                                            (Signature)
                                  ROGER H. FOLTS, Vice President, Treasurer
                                  and Chief Financial Officer