Form 10QSB
period 1996-06-30
NATIONAL HEALTH & SAFETY CORP
filed 1996-08-15
CIK 901899

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1996

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

                      Commission File Number  0-24778

                   NATIONAL HEALTH & SAFETY CORPORATION
     (Exact name of small business issuer as specified in its charter)

            Utah                                         87-0505222
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

             730 Louis Drive, Warminster, Pennsylvania  18974
                 (Address of principal executive offices)

Registrant's telephone no., including area code:  (215)  442-0926

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding as of June 30, 1996

Common Stock, $.001 par value                                    11,110,498

                             TABLE OF CONTENTS

Heading                                                               Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .      1

          Balance Sheets -- June 30, 1996 and December 31, 1995 . .     2

          Statements of Operations -- six months ended June 30, 1996
          and 1995 . . .                                                4

         Statements of Stockholders' Equity (Deficit). . .              5

         Statements of Cash Flows -- six months ended June 30, 1996
         and 1995 . . .                                                 7

       Notes to Financial Statements . . . . . . . . . .                9

Item 2.   Management's Discussion and Analysis and Results of Operations 14

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .                 16

Item 2.   Changes In Securities. . . . . . . . . . . . .                 18

Item 3.   Defaults Upon Senior Securities. . . . . . . .                 18

Item 4.   Submission of Matters to a Vote of Securities Holders.         18

Item 5.   Other Information. . . . . . . . . . . . . . .                 18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .                 18

       SIGNATURES. . . . . . . . . . . . . . . . . . . .                 19

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1996, have been prepared by the Company.















                   NATIONAL HEALTH & SAFETY CORPORATION


                           FINANCIAL STATEMENTS

                    June 30, 1996 and December 31, 1995

                    NATIONAL HEALTH & SAFETY CORPORATION
                                Balance Sheets


                                    ASSETS

                                               June 30,    December 31,
                                                 1996          1995
                                               (Unaudited)
CURRENT ASSETS

  Cash                                         $   67,171  $  55,276
  Accounts receivable, net of allowance
   for doubtful accounts of $3,000                 54,162     37,170
  Inventory                                         5,215      5,215

     Total Current Assets                         126,548     97,661

PROPERTY AND EQUIPMENT

  Furniture and fixtures                            5,392      5,392
  Computer equipment                              126,773    121,285
  Office equipment                                 29,075     28,487
                                                  161,240    155,164
  Less accumulated depreciation                   126,563    112,015

     Net Property and Equipment                    34,677     43,149

OTHER ASSETS

  Prepaid expenses (Note 1)                       793,000    500,000
  Deferred loan costs                             129,596     67,083
  Notes receivable                                 59,262     20,000
  Deposits                                         19,297     10,137

     Total Other Assets                         1,001,155    597,220

TOTAL ASSETS                                   $1,162,380  $ 738,030

                    NATIONAL HEALTH & SAFETY CORPORATION
                          Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               June 30,    December 31,
                                                 1996        1995
                                               (Unaudited)
CURRENT LIABILITIES

  Accounts payable                             $  369,354 $1,048,111
  Loans payable, stockholder (Note 3)             639,725    636,725
  Loans payable, individuals (Note 2)             490,220    470,322
  Accrued expenses (Note 5, 8)                    901,360    874,987

     Total Current Liabilities                  2,400,659  3,030,145

LONG-TERM DEBT

  Convertible debentures (Note 6)                 554,343    214,570

COMMITMENT AND CONTINGENCIES (Note 5)              -          -

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value; 14,363 shares
     authorized; 14,363 shares issued and outstanding 14         14
  Common stock; $.001 par value, 50,000,000 shares
     authorized; 15,280,498 shares issued and
     11,110,498 shares outstanding                 15,281      22,526
  Additional paid-in capital                   13,499,676  83,823,970
  Stock subscriptions receivable               (8,500,000)(80,500,000)
  Accumulated deficit                          (6,807,593) (5,853,195)

     Total Stockholders' Deficiency            (1,792,622) (2,506,685)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                               $ 1,162,380    $738,030

                    NATIONAL HEALTH & SAFETY CORPORATION
                           Statements of Operations
                                 (Unaudited)

                      For the Three Months Ended  For the Six Months Ended
                                June 30,               June 30,
                            1996      1995         1996       1995

SALES                      $  64,312  $  57,241  $ 115,094  $127,087

OPERATING COSTS AND EXPENSES
  Cost of sales               24,422      8,909     34,287    35,430
  Operating expenses         676,337    202,721  1,010,280   398,630

                             700,759    211,630  1,044,567   434,060

LOSS FROM OPERATIONS        (636,447)  (154,389)  (929,473) (306,973)

OTHER EXPENSE
  Interest                    13,736      3,538     24,925    10,912

NET LOSS                   $(650,183) $(157,927) $(954,398) $(317,885)

LOSS PER SHARE             $   (0.06) $   (0.02) $   (0.08) $  (0.04)

                    NATIONAL HEALTH & SAFETY CORPORATION
                 Statements of Stockholders' Equity (Deficit)

                                           Additional      Stock
                     Preferred    Common   Paid-in      Subscription Accumulated
                      Stock        Stock    Capital     Receivable     Deficit

Balance, December 31,
   1994              $    14   $  24,090 $137,165,056 $(135,000,000)(3,619,581)

Cancellation of stock
 subscriptions             -     (16,200)(134,983,800)  135,000,000       -

Contribution of capital by
 investor                  -        -          37,642          -          -

Issuance of common stock
 for cash                  -         266       83,602          -          -

Issuance of common stock
 in payment of debt        -          20      100,000          -          -

Issuance of common stock
 for services rendered     -         880      934,940          -          -

Stock subscriptions
  receivable               -      13,470   80,486,530   (80,500,000)      -

Net income (loss) for the
 year ended December
 31, 1995                  -        -            -             -     (2,233,614)

Balance, December 31,
  1995                $   14   $  22,526  $83,823,970  $(80,500,000) $5,853,195)

                     NATIONAL HEALTH & SAFETY CORPORATION
            Statements of Stockholders' Equity (Deficit) (Continued)

                                         Additional      Stock
                       Preferred Common   Paid-in    Subscription    Accumulated
                       Stock     Stock    Capital     Receivable       Deficit

Balance, December 31,
  1995                $   14 $  22,526  $83,823,970  $(80,500,000)  $5,853,195)

Cancellation of stock
 subscriptions (Unaudited) -   (13,300) (79,986,700)   80,000,000         -


Issuance of common stock
 for cash (Unaudited)      -         1          219          -            -

Issuance of common stock
 for services (Unaudited)  -     1,254    1,288,675          -            -

Issuance of common stock
 for debt (Unaudited)      -       800      317,285          -            -

Common stock subscriptions
  (Unaudited)              -      4,000   7,996,000    (8,000,000)        -

Contribution of capital by
  investor (Unaudited)     -       -         60,227          -            -

Net income (loss) for the
 six months ended
 June 30, 1996 (Unaudited)  -      -           -             -        (954,398)

Balance, June 30, 1996
 (Unaudited)          $    14   $15,281 $13,499,676   $(8,500,000) $(6,807,593)

                     NATIONAL HEALTH & SAFETY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                         For the Three Months Ended    For the Six Months Ended
                                  June 30,                    June 30,
                              1996       1995             1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)         $(650,183) $(157,927)     $ (954,398)  $ (317,885)
  Adjustments to reconcile net
    income to net cash provided
   (used) by operating activities:
    Common stock issued
    for services              524,929      6,525        1,289,929      56,275
    Depreciation and
    amortization               16,024      5,337           23,299      10,674
  (Increase) decrease in:
    Prepaid expenses         (293,000)      -            (293,000)       -
    Accounts receivable       (18,985)   (12,033)         (16,992)    (16,297)
    Notes receivable          (21,262)      -             (39,262)       -
    Deposits                   (9,160)      -              (9,160)       -
  Increase (decrease) in:
    Accounts payable           (3,522)    21,069         (672,757)   (10,979)
    Accrued expenses           53,821     61,998           44,458    111,054

Net Cash Used by
  Operating Activities       (401,338)   (75,031)        (627,883)  (167,158)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment        (6,076)      -              (6,076)      -

Net Cash Used by Investing
   Activities                  (6,076)      -              (6,076)      -

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from convertible
   debentures                 350,000       -             700,000       -
  Payment of deferred
   loan costs                 (58,000)      -             (77,264)      -
  Repayment of loans,
   individuals                   -          -                (102)  (100,000)
  Proceeds from loans,
   individuals                   -         8,725           20,000      8,725
  Proceeds from stockholders'
   loan                          -        70,650           35,000     171,650
  Repayment of loans,
   stockholders'             (32,000)       -             (32,000)       -
  Issuance of common stock      -           -                 220     100,000

Net Cash Provided by
   Financing Activities      260,000      79,375          645,854     180,375

INCREASE (DECREASE) IN CASH (147,414)      4,344           11,895      13,217

CASH, BEGINNING OF PERIOD    214,585      14,037           55,276       5,164

NET CASH, END OF PERIOD    $  67,171    $ 18,381        $  67,171    $ 18,381

                     NATIONAL HEALTH & SAFETY CORPORATION
                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                         For the Three Months Ended     For the Six Months Ended
                                 June 30,                       June 30,
                              1996       1995               1996       1995

SUPPLEMENTAL DISCLOSURE

  Cash paid for interest
   during the period      $  13,736  $  3,538             $  24,925  $ 10,912

NON-CASH FINANCING ACTIVITIES

  Issuance of common stock
   for services rendered and
   prepaid expenses       $ 524,929  $  6,525            $1,289,929  $ 56,275

  Issuance of common stock
   for debt               $ 318,085  $    -              $ 318,085   $   -

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                          June 30, 1996 and 1995
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            June 30, 1996 and 1995
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       h.   Provision for Taxes

       At June 30, 1996, the Company had net operating loss carryforwards of approximately $6,800,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       i.  Prepaid Expenses

       The Company has purchased $500,000 in radio airtime to be used over the next two years to promote its products. The Company has also prepaid $293,000 towards future services in 1996.

NOTE  2 - LOANS PAYABLE, INDIVIDUALS
       Private Placement Advances                            1995       1996
       The Company received advances from certain
       individuals under various private placements. The
       Company has agreed to issue common stock to
       these individuals upon securing additional financing.
       Some of the individuals who had advanced funds
       were partially repaid.                             $ 153,678  $ 153,678
       Loans, Individuals
       During the last four years, the Company was
       advanced money from various individuals for
       working capital purposes which bear interest
       at 8% to 10%.  If the Company is successful in
       obtaining additional capital, it intends to exchange
       a majority of these loans for common stock and the
       remainder of the  loans will be repaid.              316,644    336,542
                                                           $470,322   $490,220

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            June 30, 1996 and 1995

NOTE  3 - LOAN PAYABLE, STOCKHOLDER

       Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start- up of the Company. These costs have been capitalized and will be amortized over a five-year period. Over the years the stockholder advanced to the Company additional funds.The Company expects to repay this loan in full when financing occurs.

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

       In 1991, the Company entered into an agreement to sell all of its stock to another Company, P.R. Stocks, Inc. (PRS), if PRS successfully raised $375,000 in a private placement of the common stock of PRS. PRS was able to raise approximately $163,000, and advanced approximately $132,000 net of expenses to the Company in 1992. However, PRS has been unable to raise a minimum of $375,000 in order for the two companies to merge.
       In November 1992, PRS merged with MedGain International, Inc. (MedGain). MedGain has demanded repayment of the proceeds from the private placement advanced to the Company. In January 1994, MedGain brought suit against the Company and its president seeking repayment of the advances plus punitive damages. It is probable that MedGain will obtain a judgement against the Company for at least the advances paid to date. The Company leases its office facility and certain automotive and office equipment under noncancelable operating leases. Future minimum annual rental commitments for 1996 are approximately $60,858.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            June 30, 1996 and 1995
NOTE  5 - COMMITMENTS AND CONTINGENCIES (Continued)
       The Company has entered into a five year employment agreements with its president and chief executive officer, with its vice-president and chief financial officer and with its vice-president of marketing.
       Under the terms of the agreements, the Company will pay minimum annual compensation of $330,000 and $363,000 for the years ended December 31, 1996 and 1997, respectively.

       The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. $365,000 is accrued at December 31, 1995 after a down payment of $15,000 and subsequent payments of $20,000 were made. The balance owed is $345,000 at June 30, 1996.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            June 30, 1996 and 1995


NOTE 6 - CONVERTIBLE DEBENTURES (Continued)

       During 1996, the Company issued an additional $700,000 in convertible debentures. $500,000 of the new debentures bear interest at 9% per annum. $200,000 of the new debenture are non-interest bearing and have been discounted as described above. All of the new debentures are convertible at the lesser of $0.50 per share or 80% of the closing bid price on the day the holder executes the notice of conversion. If not converted the new debentures mature in 1998.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and six month periods ended June 30, 1996 and 1995. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                               Three Months Ended          Six Months Ended
                                      June 30,                  June 30,
                                1996            1995      1996           1995
                                     (Unaudited)              (Unaudited)
Sales. . . . . . . . . .        100 %           100 %     100 %          100 %
Cost of sales. . . . .           38              16        30             28
Operating expenses . . .       1052             354       878            314
(Loss) from operations .       (990)           (270)     (808)          (242)
Other expenses - interest        21               6        21              8
Net (loss) . . . . . . .      (1011)           (276)     (829)          (250)


Results of Operations

    Total sales for the second quarter of 1996 increased 12%
from the second quarter of 1995 primarily attributed to the 10% increase in POWERX Card sales due to increased marketing, and the 29% increase in medical equipment sales due to test marketing of promotional items. However, for the first six months of 1996, total sales decreased 9% from the comparable 1995 period primarily attributed to the 5% decrease in POWERX sales due to lower first quarter sales, and the 35% decrease in medical equipment sales attributed to minimal promotional efforts in the first quarter of 1996. Cost of sales (as a percentage of total revenues) increased to 38% for the second quarter of 1996, from 16% for the second quarter of 1995 period, and increased to 30% for the first six months of 1996 from 28% for the comparable 1995 period. These percentage increases for the 1996 periods are the result of the product mix for both POWERX and medical equipment.
 Actual cost of sales increased 174% for the second quarter of 1996 compared to the second quarter of 1995 due to slightly higher sales and the above mentioned product mix, and decreased 3% for the first six months of 1996 from the comparable 1995 period due to total lower sales volume.

    Operating expenses for second quarter and first six months of 1996 increased 234% and 153% respectively when compared to the corresponding 1995 periods, primarily attributed to increases in the following items; salaries paid (58% and 36% increases for the second quarter and first six months of 1996, respectively) due to the addition of a Vice President of sales and annual salary increases; commissions paid (12% and 11% increases for the second quarter and first six months of 1996, respectively) due to increased sales activity in the second quarter, miscellaneous employee benefits due to increased salaries;
rental and lease expense (105% and 25% increases for the second quarter and first six months of 1996, respectively) due to a new lease starting in June 1996 for additional rental space; promotional expense (115% and 80% increases for the second quarter and first six months of 1996, respectively) due to increased marketing activities to promote POWERX; consulting expenses (1936% and 420% increases for the second quarter and first six months of 1996, respectively) due to existing and new financial consulting contracts; and organizational expenses (1822% and 1249% increases for the second quarter and first six months of 1996, respectively) due to a one time due diligence expense for a potential acquisition. As a percentage of total revenues, operating expenses increased from 354% for the second quarter of 1995 to 1052% for the second quarter of 1996, and from 314% for the first six months of 1995 to 878% for the first six months of 1996.

    The net loss for the second quarter and first six months of 1996 increased 312% to $650,183 and 200% to $954,398, respectively, as compared with the corresponding 1995 periods. These results are primarily attributed to the significant increases in operating expenses for the 1996 periods compared with the modest 12% increase in sales for the second quarter of 1996 and the 9% decrease in sales for the first six months of 1996.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at June 30, 1996 was a negative $2,274,111 compared to a negative $2,932,484 at December 31, 1995. This improvement in working capital for the first six months of 1996 is primarily attributed to the Company's increase in cash of $11,895 (22%) due to the sale of convertible debentures, and the $678,757 (65%) decrease in accounts payable due to the issuance of common stock for services.

    Net cash used by operating activities for the first quarter of 1996 and the first six months of 1996 was $401,338 and $627,883, respectively, compared to net cash used of $75,031 and $167,158 for the comparable 1995 periods, primarily attributed to the increase in the net loss form operations and the reduction of accounts payable during the 1996 periods, and the recognition of prepaid expenses of $293,000 during the second quarter of 1996. Also, net cash provided by financing activities during the second quarter of 1996 was $260,000 compared to net cash provided of $79,375 for the comparable 1995 period, primarily attributed to the sale of convertible debentures. Net cash provided by financing activities for the first six months of 1996 was $645.854 compared to $180,375 for the 1995 period, also due to the sale of convertible debentures.

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

    The Company has negotiated a series of contingent private sales of its Common Stock, although no sales have been made and no principal funds have been realized. Efforts to complete expansion financing contracts formerly signed with Avonwood Capital, Credit Bancorp, EuroAmeric Transaction Corporation, and Southwest Financial Group, some of which date back to 1994, have been discontinued. Discussions continue with part of an international group of investors to close a financing agreement previously announced to provide additional equity financing. Because of the nature of the arrangements, the Company is unable to predict with any certainty whether the transactions will be finalized or whether any funds will ultimately be realized. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

    As of June 30, 1996, the Company had total assets of $1,162,380 and total stockholders' deficiency of $1,792,622. In comparison, as of December 31, 1995, the Company had total assets of $738.030 and total stockholders' deficiency of $2,506,685.
The 57% increase in total assets for the six month period ended June 30, 1996 is primarily due to cash realized from the Company's financing activities and from the increase in prepaid expenses.

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

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the fourth quarter of 1996. Management estimates that its current level of operations requires approximately $70,000 per month in cash based upon average monthly cash flows in 1995. To supplement its current cash position, loans aggregating $20,000 were received from private sources during the first quarter of 1996. In addition, the Company's President, Dr. R. Dennis Bowers, loaned the Company $35,000 during the first quarter of 1996. Also during the first six months of 1996, the Company realized proceeds of $700,000 from convertible debentures. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarter, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the fourth quarter of 1996. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.

                                  PART II

Item 1.  Legal Proceedings

    Except as set forth below, there are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

    (a)  In January 1994, a suit was filed by MedGain
International, Inc., a Nevada Corporation ("Medgain"), in the
United States District Court for the District of Nevada titled
MedGain International, Inc. vs. National Health & Safety Corporation and R. Dennis Bowers (Case No. CV-S-94-00038-DWH). In 1991, NHSC-
Pennsylvania and its shareholders entered into an agreement (the
"Stock Purchase Agreement") with P.R. Stocks, Inc., a Nevada corporation ("PRS"), whereby the shareholders agreed to sell all of their NHSC-Pennsylvania stock to PRS if, among other conditions, PRS was successful in raising a minimum of $375,000 through the private placement of PRS common stock. Pursuant to a confidential private placement memorandum dated July 15, 1991, PRS raised $163,599, of which approximately $132,000 was distributed to NHSC-Pennsylvania in January, 1992. However, because PRS did not raise the minimum of $375,000, the PRS acquisition of NHSC-Pennsylvania common stock pursuant to the Stock Purchase Agreement was not consummated.

    In November, 1992, PRS effected a merger with MedGain. At various times subsequent to that date, MedGain demanded that the Company repay the proceeds from the initial closing of the PRS private placement that had been distributed to the Company and threatened to bring a lawsuit against the Company to recover such proceeds unless they were repaid. All attempts by the Company to settle the dispute were unsuccessful and in January 1994, MedGain filed suit against both the Company and its President alleging, among other claims, breach of contract, unjust enrichment, fraudulent misrepresentation and bad faith. MedGain sought return of the entire $163,599 plus punitive damages, attorneys' fees and costs. On March 29, 1996, the Court entered a judgment against the Company solely, in the amount of $132,000.

    (b)  In 1993, the National Association of Securities
Dealers, Inc. ("NASD") and the Securities and Exchange Commission ("SEC") made preliminary inquiries regarding trading in the shares of the Company's securities. A formal order of investigation was issued by the SEC on October 19, 1994 ("In the Matter of Trading in the Securities of National Health & Safety Corp. / NY-6155). The Company has delivered to the SEC certain requested documents pursuant to a subpoena duces tecum.

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




Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended June 30, 1996.

                                SIGNATURES


    In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL HEALTH & SAFETY CORPORATION



Date:  August 14, 1996            By       /S/ R. Dennis Bowers
                                                (Signature)
                                          R. DENNIS BOWERS, President



Date:  August 14, 1996            By       /S/ Roger H. Folts
                                               (Signature)
                                       ROGER H. FOLTS, Vice President, Treasurer
                                       and Chief Financial Officer