Form 10QSB/A
period 1996-03-31
NATIONAL HEALTH & SAFETY CORP
filed 1996-10-01
CIK 901899

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                AMENDMENT NO. 1

                                      to

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


Item 5.   Other Information

    This Item is not applicable to the Company.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit  27  -  Financial Data Schedules

    (b)   Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the three month period ended March 31, 1996.

                                 SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NATIONAL HEALTH & SAFETY CORPORATION



Date:  October 1, 1996      By       /S/ R. Dennis Bowers
                                         (Signature)
                                        R. DENNIS BOWERS, President



Date:  October 1, 1996      By       /S/ Roger H. Folts
                                         (Signature)
                                       ROGER H. FOLTS, Vice President, Treasurer
                                       and Chief Financial Officer