Form 10QSB
period 1996-09-30
NATIONAL HEALTH & SAFETY CORP
filed 1996-11-19
CIK 901899

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1996

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class           Outstanding as of September 30, 1996

Common Stock, $.001 par value               17,080,267

                             TABLE OF CONTENTS

Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- September 30, 1996 and
          December 31, 1995. . . . . . . . . . . . . . .    2

          Statements of Operations -- three months and
          nine months ended September 30, 1996 and 1995.    4

          Statements of Stockholders' Equity (Deficit) .    5

          Statements of Cash Flows -- three months and
          nine months ended September 30, 1996 and 1995.    7

          Notes to Financial Statements  . . . . . . . .    9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   17

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   20

Item 2.   Changes In Securities. . . . . . . . . . . . .   20

Item 3.   Defaults Upon Senior Securities. . . . . . . .   21

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   21

Item 5.   Other Information. . . . . . . . . . . . . . .   21

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   21

          SIGNATURES . . . . . . . . . . . . . . . . . .   22

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1996, have been prepared by the Company.















                   NATIONAL HEALTH & SAFETY CORPORATION


                           FINANCIAL STATEMENTS

                 September 30, 1996 and December 31, 1995

                    NATIONAL HEALTH & SAFETY CORPORATION
                                Balance Sheets


                                    ASSETS

                                               September 30, December 31,
                                                   1996        1995
                                               (Unaudited)
CURRENT ASSETS

  Cash                                         $   14,904  $  55,276
  Accounts receivable, net of allowance
   for doubtful accounts of $3,000                 46,897     37,170
  Inventory                                         5,215      5,215

     Total Current Assets                          67,016     97,661

PROPERTY AND EQUIPMENT

  Furniture and fixtures                            5,392      5,392
  Computer equipment                              129,649    121,285
  Office equipment                                 29,075     28,487
                                                  164,116    155,164
  Less accumulated depreciation                   133,838    112,015

     Net Property and Equipment                    30,278     43,149

OTHER ASSETS

  Prepaid expenses (Note 1)                       779,500    500,000
  Deferred loan costs                             120,845     67,083
  Notes receivable                                 40,512     20,000
  Deposits                                          9,298     10,137

     Total Other Assets                           950,155    597,220

TOTAL ASSETS                                   $1,047,449  $ 738,030

                    NATIONAL HEALTH & SAFETY CORPORATION
                          Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             September 30, December 31,
                                                  1996        1995
                                               (Unaudited)
CURRENT LIABILITIES

  Accounts payable                             $  470,887  $ 1,048,111
  Loans payable, stockholder (Note 3)             704,781     636,725
  Loans payable, individuals (Note 2)             550,219     470,322
  Accrued expenses (Note 5, 8)                    943,877     874,987

     Total Current Liabilities                  2,669,764   3,030,145

LONG-TERM DEBT

  Convertible debentures (Note 6)                 304,343     214,570

COMMITMENT AND CONTINGENCIES (Note 5)              -           -

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $.001 par value; 14,363 shares
     authorized; 14,363 shares issued and outstanding  14          14
  Common stock; $.001 par value, 50,000,000 shares
     authorized; 17,080,267 shares issued and
     12,910,267 shares outstanding                 17,081       22,526
  Additional paid-in capital                   13,748,876   83,823,970
  Stock subscriptions receivable               (8,500,000) (80,500,000)
  Accumulated deficit                          (7,192,629)  (5,853,195)

     Total Stockholders' Equity (Deficit)      (1,926,658)  (2,506,685)

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                        $1,047,449     $738,030

                    NATIONAL HEALTH & SAFETY CORPORATION
                           Statements of Operations
                                 (Unaudited)

                     For the Three Months Ended  For the Nine Months Ended
                               September 30,          September 30,
                              1996        1995        1996      1995

SALES                      $  57,137  $  56,013   $  172,231  $ 183,100

OPERATING COSTS AND EXPENSES
  Cost of sales               12,023     13,795       46,310     49,225
  Operating expenses         422,459    375,203    1,432,739    773,833

                             434,482    388,998    1,479,049    823,058

LOSS FROM OPERATIONS        (377,345)  (332,985)  (1,306,818)  (639,958)

OTHER EXPENSE
  Interest                     7,691      8,439       32,616     19,351

NET LOSS                   $(385,036) $(341,424) $(1,339,434) $(659,309)

LOSS PER SHARE             $   (0.03) $   (0.04) $     (0.11) $   (0.08)

                    NATIONAL HEALTH & SAFETY CORPORATION
                 Statements of Stockholders' Equity (Deficit)

                                          Additional     Stock
                        Preferred  Common   Paid-in   Subscriptions Accumulated
                          Stock   Stock     Capital    Receivable     Deficit

Balance, December 31, 1994 $ 14 $ 24,090 $137,165,056 $(135,000,000)$(3,619,581)

Cancellation of stock
 subscriptions               -   (16,200)(134,983,800)  135,000,000        -

Contribution of capital by
 investor                    -      -          37,642          -           -

Issuance of common stock
 for cash                    -       266       83,602          -           -

Issuance of common stock
 in payment of debt          -        20      100,000          -           -

Issuance of common stock
 for services rendered       -       880      934,940          -           -

Stock subscriptions
 receivable                  -    13,470   80,486,530   (80,500,000)       -

Net income (loss) for
 the year ended December
 31, 1995                   -       -            -             -     (2,233,614)

Balance, December 31,
 1995                     $ 14 $  22,526  $83,823,970 $(80,500,000) $(5,853,195)

                     NATIONAL HEALTH & SAFETY CORPORATION
            Statements of Stockholders' Equity (Deficit) (Continued)

                                          Additional    Stock
                        Preferred Common    Paid-in  Subscriptions   Accumulated
                           Stock   Stock    Capital   Receivable      Deficit

Balance, December 31,
 1995                     $ 14 $  22,526  $83,823,970 $(80,500,000) $(5,853,195)

Cancellation of stock
 subscriptions (Unaudited)  -    (13,300) (79,986,700)  80,000,000         -

Issuance of common stock
 for cash (Unaudited)       -          1          219         -            -

Issuance of common stock
 for services (Unaudited)   -      1,254    1,288,675         -            -

Issuance of common stock
 for debt (Unaudited)       -        800      317,285         -            -

Common stock subscriptions
  (Unaudited)               -      4,000    7,996,000   (8,000,000)        -

Contribution of capital by
  investor (Unaudited)      -       -          60,227         -            -

Issuance of common stock
 for services (Unaudited)   -         14        5,986         -            -

Issuance of common stock
 for debt (Unaudited)       -      1,788      248,212         -            -

Common stock cancelled
 (Unaudited)                -         (2)      (4,998)        -            -

Net income (loss) for the
 nine months ended
 September 30, 1996
 (Unaudited)                -       -            -            -      (1,339,434)

Balance, September 30, 1996
 (Unaudited)             $ 14    $17,081  $13,748,876  $(8,500,000) $(7,192,629)

                     NATIONAL HEALTH & SAFETY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                           For the Three Months Ended  For the Nine Months Ended
                                    September 30,             September 30,
                                1996       1995              1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (Loss)             $(385,036) $(341,424)    $(1,339,434) $(659,309)
  Adjustments to reconcile net
    income to net cash provided
   (used) by operating activities:
    Common stock issued for
     services                       6,000       -          1,295,929     56,275
    Depreciation and amortization  24,777      5,337          48,076     16,011
  (Increase) decrease in:
    Prepaid expenses               13,500       -           (279,500)      -
    Accounts receivable             7,265     10,960          (9,727)    (5,337)
    Notes receivable               18,750       -            (20,512)      -
    Deposits                        9,999       -                839       -
  Increase (decrease) in:
    Accounts payable               95,533    (51,370)       (577,224)   (62,349)
    Accrued expenses               24,432     54,267          68,890    165,321

Net Cash Used by Operating
  Activities                     (184,780)  (322,230)       (812,663)  (489,388)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment            (2,876)    (6,794)         (8,952)    (6,794)

Net Cash Used by Investing
  Activities                       (2,876)    (6,794)         (8,952)    (6,794)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from convertible
   debentures                        -          -            700,000       -
  Payment of deferred loan costs   10,334       -            (66,930)      -
  Repayment of loans, individuals    -          -               (102)  (100,000)
  Proceeds from loans, individuals 59,999     11,169          79,999     19,894
  Proceeds from stockholders' loan 65,056     55,500         100,056    227,150
  Repayment of loans, stockholders'  -          -            (32,000)      -
  Issuance of common stock           -       246,889             220    346,889

Net Cash Provided by
   Financing Activities           135,389    313,558         781,243    493,933

INCREASE (DECREASE) IN CASH       (52,267)   (15,466)        (40,372)    (2,249)

CASH, BEGINNING OF PERIOD          67,171     18,381          55,276      5,164

NET CASH, END OF PERIOD         $  14,904   $  2,915       $  14,904  $   2,915

                     NATIONAL HEALTH & SAFETY CORPORATION
                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                           For the Three Months Ended  For the Nine Months Ended
                                     September 30,            September 30,
                                   1996       1995           1996       1995

SUPPLEMENTAL DISCLOSURE

  Cash paid for interest
   during the period          $   7,691   $  8,439      $   32,616    $ 19,351

NON-CASH FINANCING ACTIVITIES

  Issuance of common stock
   for services rendered and
   prepaid expenses           $   6,000   $   -         $1,295,929    $ 56,275

  Issuance of common stock
   for debt                   $ 250,000   $   -         $  568,085    $   -

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                        September 30, 1996 and 1995

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                         September 30, 1996 and 1995


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       g.  Deferred Loan Costs

       During 1995, the Company issued convertible debentures with a face value of $250,000. The Company incurred issuance costs of $70,000 relating to the debentures. The costs have been capitalized and will be amortized over the life of the debentures which mature on November 30, 1997. During 1996, the Company issued an additional $350,000 in convertible debentures with a discount of $52,699 recorded as additional paid-in capital.

       h.   Provision for Taxes

       At September 30, 1996, the Company had net operating loss carryforwards of approximately $7,200,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       i.  Prepaid Expenses

       As of December 31, 1995, the Company has purchased $500,000 in radio airtime to be used over the next two years to promote its products. During 1996, the Company has also prepaid $279,500 towards future services.

       j.  Management's Representation

       In the opinion of Management, the accompanying unaudited financial statements include all of the adjustments considered necessary for a fair presentation and all such adjustments are of a normal recurring nature.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                         September 30, 1996 and 1995
NOTE  2 - LOANS PAYABLE, INDIVIDUALS

       Private Placement Advances                            1996       1995
       The Company received advances from certain
       individuals under various private placements. The
       Company has agreed to issue common stock to
       these individuals upon securing additional financing.
       Some of the individuals who had advanced funds
       were partially repaid.                              $ 153,678  $ 153,678

       Loans, Individuals
       During the last four years, the Company was
       advanced money from various individuals for
       working capital purposes which bear interest
       at 8% to 10%.  If the Company is successful in
       obtaining additional capital, it intends to exchange
       a majority of these loans for common stock and the
       remainder of the  loans will be repaid.               396,541    316,644

                                                           $ 550,219  $ 470,322
NOTE  3 - LOANS PAYABLE, STOCKHOLDER

       Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start- up of the Company. These costs have been capitalized and will be amortized over a five-year period. Over the years the stockholder advanced to the Company additional funds. The Company expects to repay these loans in full when financing occurs.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                         September 30, 1996 and 1995


NOTE 5 -  COMMITMENTS AND CONTINGENCIES (Continued)

       In 1991, the Company entered into an agreement to sell all of its stock to another Company, P.R. Stocks, Inc. (PRS), if PRS successfully raised $375,000 in a private placement of the common stock of PRS. PRS was able to raise approximately $163,000, and advanced approximately $132,000 net of expenses to the Company in 1992. However, PRS has been unable to raise a minimum of $375,000 in order for the two companies to merge. In November 1992, PRS merged with MedGain International, Inc. (MedGain). MedGain has demanded repayment of the proceeds from the private placement advanced to the Company. In January 1994, MedGain brought suit against the Company and its president seeking repayment of the advances plus punitive damages. On March 29, 1996, the Court entered a judgement against the Company solely in the amount of $132,000.

       The Company leases its office facility and certain automotive and office equipment under noncancelable operating leases. Future minimum annual rental commitments for 1996 are approximately $60,858.

       The Company has entered into five year employment agreements with its president and chief executive officer, with its vice-president and chief financial officer and with its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $330,000 and $363,000 for the years ended December 31, 1996 and 1997, respectively.

       The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement whereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. $365,000 is accrued at December 31, 1995 after a down payment of $15,000 and subsequent payments of $30,000 were made. The balance owed is $335,000 at September 30, 1996.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                         September 30, 1996 and 1995


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

       The Company does not believe that it, or its officers, directors, finders or agents violated any securities laws, rules or regulation in offering, selling or trading in the securities of the Company, no action has been taken by or on behalf of either the NASD or the SEC against the Company or its officers, directors, brokers, finders or agents.

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

       During 1995, several stock subscription agreements were cancelled. Of the shares cancelled, certificates representing 4,000,000 shares have not been returned to the Company.

NOTE 6 - CONVERTIBLE DEBENTURES

       During 1995, the Company issued convertible debentures with a face value of $250,000. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to the lesser of $1.00 per share or 50% of the closing bid price on the day the holder executes the notice of conversion. The debentures mature on November 30, 1997 at which date the face value is due and payable. Because the debentures are non-interest bearing, they have been discounted to reflect an imputed interest rate of 8%. The amount discounted has been added to additional paid-in capital.

       During 1996, the Company issued an additional $700,000 in convertible debentures. $500,000 of the new debentures bear interest at 9% per annum. $200,000 of the new debentures are non-interest bearing and have been discounted as described above. All of the new debentures are convertible at the lesser of $0.50 per share or 80% of the closing bid price on the day the holder executes the notice of conversion. If not converted the new debentures mature in 1998.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                         September 30, 1996 and 1995


NOTE  7 - PREFERRED STOCK

       In 1992, the Company entered into a stock exchange agreement with certain stockholders whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of the Company and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. The stock is redeemable at $41.78 per share (aggregate - $600,086), payable as follows:

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

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and nine month periods ended September 30, 1996 and 1995. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                          Three Months Ended      Nine Months Ended
                             September 30,        September 30,
                            1996      1995        1996     1995
                              (Unaudited)          (Unaudited)
Sales. . . . . . . . . .      100 %    100 %       100 %   100 %
Cost of sales. . . . .         21       25          27      27
Operating expenses . . .      739      670         832     423
(Loss) from operations .     (660)    (595)       (759)   (350)
Other expenses - interest      14       15          19      10
Net (loss) . . . . . . .     (674)    (610)       (778)   (360)


Results of Operations

    Total sales for the third quarter of 1996 increased 2% from the third quarter of 1995 attributed to the 882% increase medical equipment sales and offset by the 8% decrease in POWERX Card sales. However, for the first nine months of 1996, total sales decreased 6% from the comparable 1995 period primarily attributed to the 6% decrease in POWERX sales due to lower first and third quarter sales, and the 8% decrease in medical equipment sales attributed to minimal promotional efforts in the first quarter of 1996. Cost of sales (as a percentage of total revenues) decreased to 21% for the third quarter of 1996, from 25% for the third quarter of 1995 period, and remained constant at 27% for the first nine months of 1996 when compared to the 1995 period. These fluctuations are the result of the product mix for both POWERX and medical equipment. Actual cost of sales decreased 13% for the third quarter of 1996 compared to the third quarter of 1995 due to a 1995 cost of goods adjustment increasing medical equipment costs, and decreased 6% for the first nine months of 1996 from the comparable 1995 period due to total lower sales volume.

    Operating expenses for the third quarter and first nine months of 1996 increased 13% and 85% respectively when compared to the corresponding 1995 periods, primarily attributed to increases in the following items; salaries paid (74% and 48% increases for the third quarter and first nine months of 1996, respectively) due to the addition of a Vice President of sales and annual salary increases; rental and lease expense (158% and 74% increases for the third quarter and first nine months of 1996, respectively) due to a new lease starting in June 1996 for additional rental space; promotional expense (77% and 78% increases for the third quarter and first nine months of 1996, respectively) due to increased marketing activities to promote POWERX; consulting expenses (115% for the first nine months of 1996) due to existing and new financial consulting contracts, although consulting expenses decreased 40% for the third quarter of 1996 due to two large consulting contracts accounted for in the third quarter of 1995; and organizational expenses increases 1037% for the first nine months of 1996 due to a one time due diligence expense for a potential acquisition during the second quarter of 1996. The increase in operating expenses was partially offset by decreases in commissions paid (56% and 20% increases for the third quarter and first nine months of 1996, respectively) due to increased direct sales activity resulting in no associated commissions. As a percentage of total revenues, operating expenses increased from 670% for the third quarter of 1995 to 739% for the third quarter of 1996, and from 423% for the first nine months of 1995 to 832% for the first nine months of 1996.

    The net loss for the third quarter and first nine months of 1996 increased 13% to $385,036 and 103% to $1,339,434, respectively, as compared with the corresponding 1995 periods. These results are primarily attributed to the significant increases in operating expenses for the 1996 periods compared with the modest 2% increase in sales for the third quarter of 1996 and the 6% decrease in sales for the first nine months of 1996.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at September 30, 1996 was a negative $2,602,748 compared to a negative $2,932,484 at December 31, 1995. This improvement in working capital for the first nine months of 1996 is primarily attributed to the $577,224 (55%) decrease in accounts payable due to the issuance of common stock for services.

    Net cash used by operating activities for the third quarter of 1996 and the first nine months of 1996 was $184,780 and $812,663, respectively, compared to net cash used of $812,663 and $489,388 for the comparable 1995 periods, primarily attributed to the reduction of accounts payable during the 1996 periods, and the recognition of prepaid expenses of $279,500 during the first nine months of 1996. Also, net cash provided by financing activities during the third quarter of 1996 decreased to $135,389 compared to net cash provided of $313,558 for the comparable 1995 period, primarily attributed to the issuance of common stock during the 1995 period. Net cash provided by financing activities for the first nine months of 1996 increased to $781,243 compared to $493,933 for the 1995 period, primarily due to the sale of convertible debentures during 1995.

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

    As of September 30, 1996, the Company had total assets of $1,047,449 and total stockholders' deficiency of $1,926,658. In comparison, at December 31, 1995, the Company had total assets of $738.030 and total stockholders' deficiency of $2,506,685. The 42% increase in total assets for the nine month period ended September 30, 1996 is primarily due to cash realized from the Company's financing activities and from the increase in prepaid expenses.

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

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the first quarter of 1997. Management estimates that its current level of operations requires approximately $70,000 per month in cash based upon average monthly cash flows in 1995. To supplement its current cash position, the Company has realized a total of $180,055 form loans and proceeds of $700,000 from convertible debentures during the first nine months of 1996. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarters, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the first quarter of 1997. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.

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


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended September 30, 1996.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL HEALTH & SAFETY CORPORATION



Date:  November 19, 1996               By       /S/ R. Dennis Bowers
                                                 (Signature)
                                       R. DENNIS BOWERS, President



Date:  November 19, 1996               By       /S/ Roger H. Folts
                                                 (Signature)
                                       ROGER H. FOLTS, Vice
                                       President, Treasurer and
                                       Chief Financial Officer