Form 10KSB
period 1996-12-31
NATIONAL HEALTH & SAFETY CORP
filed 1997-04-29
CIK 901899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
   X       Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1996

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     Commission File Number   0-24778

                   NATIONAL HEALTH & SAFETY CORPORATION
              (Name of small business issuer in its charter)

         UTAH                                    87-0505222
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

            730 LOUIS DRIVE, WARMINSTER, PENNSYLVANIA     18974
            (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (215) 442-0926

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X

     State the issuer's revenues for its most recent fiscal year.
 $ 207,921

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $4,531,175  (Based on price
of $.21 as of April 1, 1997)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                    Outstanding as of March 31, 1997
   Common Stock, $.001 Par Value             24,279,438

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

Transitional Small Business Disclosure Format.   Yes     No X

                   NATIONAL HEALTH & SAFETY CORPORATION

                             TABLE OF CONTENTS
                                                            Page
                                  PART I

Item 1.   Description of Business  . . . . . . . . . .       1

Item 2.   Description of Property. . . . . . . . . . .       9

Item 3.   Legal Proceedings. . . . . . . . . . . . . .       9

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . .      10

                                  PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . .      10

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . .      12

Item 7.   Financial Statements . . . . . . . . . . . .      15

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . .      29

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . .      29

Item 10.  Executive Compensation . . . . . . . . . . .      30

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . .      33

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . .      34

Item 13.  Exhibits and Reports on Form 8-K . . . . . .      34

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .      35

                                  PART I

Item 1.   Description of Business

Business Development

     National Health & Safety Corporation (the "Company") is primarily engaged in the business of providing health care products and services to the general public on a discount basis.

     The Company was originally organized on May 23, 1983 under the laws of the State of Utah as State Policeman Annual Magazine with the intent to acquire, merge with and/or participate in an operating business or business opportunity. Prior to 1992, the Company had no operating history and was involved only in minimal business activities.

     In January, 1993, the Company entered into a Merger Agreement whereby the Company merged with National Health & Safety Corporation, a Pennsylvania corporation ("NHSC-Pennsylvania"), with the Company being the surviving entity (the "Merger"). Pursuant to the terms of the Merger which was consummated on March 22, 1994, each share of NHSC-Pennsylvania common stock outstanding at the effective date of the Merger was automatically without action on the part of the holder thereof, converted into one share of the Company's Common Stock, and each share of NHSC-Pennsylvania preferred stock outstanding on the effective date of the Merger was also automatically converted into one share of the Company's Preferred Stock. The terms of the newly issued Preferred Stock were identical to the terms of the NHSC-Pennsylvania preferred stock to be exchanged. The Company also changed its corporate name to National Health & Safety Corporation. In connection with the Merger, the Company issued 1,300,000 shares of Common Stock to eight individuals designated by Peachtree Investments, Inc. ("Peachtree"), as consideration for services rendered in facilitating the transaction. See Item 12, "Certain Relationships and Related Transactions".

     The Company's principal executive offices are located at 730
Louis Drive, Warminster, Pennsylvania 18974, and its telephone number is (215) 442-0926.

Business of Issuer

     Prior to the Merger, the Company had no operating history and NHSC-Pennsylvania had been engaged in developing a national healthcare marketing organization and had only a limited operating history. NHSC-Pennsylvania was incorporated in 1989, however, it had operated since 1985 as the healthcare services division of Horizon Development Group, Inc. in southeastern, Pennsylvania ("Horizon"). NHSC-Pennsylvania was created to develop a healthcare marketing organization concentrating on the sale of healthcare equipment, supplies and other medical products and services.

     In February 1993, prior to its Merger with the Company, NHSC-Pennsylvania acquired Mid-Atlantic Health Information Corporation, a Pennsylvania corporation ("Mid-Atlantic") involved in healthcare database research. The acquisition was facilitated by a merger with NHSC-Pennsylvania being the surviving corporation. Mid-Atlantic owned the rights to certain national database software designed to provide a comprehensive centralized health database in the United States for medical and epidemiological research data. Management believed that the acquisition of Mid-Atlantic would enable the Company to develop, when adequate financing was available, a health database of research information which could be ultimately marketed to the Company's customers. Prior to the acquisition by NHSC-Pennsylvania, Mid-Atlantic had no products and did not engage in any business activity. The Company does not expect to commence operating its information services division for at least two years or until the POWERX Medical Benefits Network program ("POWERX") is well established.

     Currently, the Company has one operating division, the POWERX Medical Benefits Network, which offers discounts on a wide range of medical and supplemental benefits for the consumer. The Company is not and does not intend to become an insurance company. Rather, it offers medical products and services, specializing in providing reduced fee access to healthcare and ancillary providers throughout the United States through POWERX. The Company believes that through POWERX it can reduce the cost of medical care to consumers and to corporations, unions, associations, insurers and other organizations while promoting quality of care. It is the explicit purpose of the Company to offer professional healthcare products and services at significant savings without sacrificing quality.

     POWERX Medical Benefits Network

     Through POWERX, the Company makes available directly to the consumer more than 200,000 different medical products and supplies at discounts up to 50% below retail. The POWERX Medical Benefits Network is fully operational and all of its products and services described herein are currently available, the majority of the Company's revenues are generated from annual sales of POWERX memberships and not through the use of the card. Revenues from the products and services are minimal at this time and are expected to increase as the number of POWERX memberships increase. Until such time as the Company has experienced significant sales revenue from the purchase of products and services by POWERX cardholders, the Company cannot accurately predict the future quantity of anticipated sales and usage of its products and services.

     The Company offers most of its products through a product listing and an "800" telephone service that is made available to participants. Some of the products offered through POWERX are as follows: contact lenses and eyeglasses; hearing aids and accessories; pharmaceutical drugs (prescription drugs); home medical equipment; home medical supplies; and miscellaneous medical products, equipment and supplies. For many of the products, POWERX members desiring to place an order need only to call a toll free number and specify the product or supply they wish to purchase. Orders may be charged to a major credit card or prepaid by check or money order and are shipped directly to the member. POWERX also offers a unique opportunity for its members to access up to a $5,000 line of credit for medical expenses only. This line of credit can be used to charge out-of-pocket expenses including insurance deductibles and co-payments. Virtually everyone is accepted.

     Also, participants in POWERX have available to them at discount prices the services of more than 400,000 professional providers of medical services including hospitals, inpatient facilities, clinics and laboratories, physicians, pharmacies, dentists, chiropractors and home nursing care. The Company contracts directly with national preferred provider organization ("PPO") networks to provide medical services at discounts ranging from approximately
10% to 50%. PPOs are organizations that offer medical services and products to a specific group usually at a discount rate and will have an established network of professional providers. The Company will contract with individual PPOs rather than directly with the particular healthcare providers. The services of the professional providers are included in the list of services available to POWERX members at a discount under a specific plan. The individual members select the particular provider they wish to use. The Company is not involved in the contact between the professional providers and the POWERX members except to provide the name of the providers in the list of member benefits.

     The Company, through participating PPOs, has been able to procure the various services of the professional providers at discounted rates primarily based on anticipated volume increases which the individual provider could expect due to use by POWERX members. Typically, the professional provider will agree to provide services and related functions to members for specific identified discounts in reliance upon anticipated increased business from POWERX members.

     Current POWERX professional services available include, but are not limited to, audiology, chiropractic, dental, home nursing, orthodontic, ophthalmology and optometry. In addition to the various products and services available to POWERX members, the network also offers discounts on prescription drugs, either from local pharmacies or by mail order. In order to provide discount prescription drugs to POWERX members, the Company has entered into an agreement with a national network of retail pharmacies to provide low-cost and fast access to pharmaceutical medications. POWERX uses the PAID Prescription Network which represents national pharmacy chains as well as independent pharmacies. POWERX members requiring immediate prescriptions or other health products will be able to purchase needed medications in their local participating pharmacies at discount prices, and will also be able to order equipment and supplies easily from the Company.

     POWERX members can also obtain discounts on their mail order pharmaceutical purchases from participating suppliers. The Company has entered into an agreement with Immediate Pharmaceutical Service ("IPS"), a provider of mail order prescriptions, whereby IPS will provide mail order prescription drugs to POWERX members at discount rates.

     The Company also makes available to its POWERX members certain non medical products and services at discount prices including electronic products, appliances, travel, hotels and motels, legal, auto care, grocery coupon, golf, large print books and long distance telephone service. These Consumer Product options are available in conjunction with any of the POWERX card programs for an additional annual cost.

     POWERX is marketed primarily to corporations, unions, associations, chambers of commerce, insurance companies and other organizations and the memberships are typically paid for by the
individual members, employees and/or policyholders.    The POWERX
Network is the result of the Company entering into contracts with individual PPOs which then offer the programs to its members. See
Item 1, "Marketing". Each separate sponsoring organization will select the POWERX package that will best meet the needs of its membership or employee base and the price of the package is determined by the components of the package. Some programs are funded by the organization directly so that every eligible individual in the organization is signed up, and some organizations offer the POWERX cards to their member and/or employees as an option where the individual is given the choice of whether or not to purchase the Card and pay the membership fee if they accept the offer. In all cases, individual family groups are signed up for the services identified in the specific package selected by their sponsoring organization. The Company's revenue for each program is based on a per member charge. Each individual membership covers everyone living in a household and is based on an annual fee.

     POWERX is designed to be a complementary benefit to most standard health insurance policies and corporate benefits packages. A person can either purchase POWERX as a stand-alone benefit, a low cost alternative to health insurance, or POWERX can be used to enhance the benefits of an existing health insurance policy by reducing a member's out-of-pocket medical expenses.

     Currently, the Company has approximately 150 contracts with various organizations to provide access to POWERX benefits during 1996. Approximately 10,000 POWERX cards are presently in use. Among the benefits of POWERX is that it offers its participants the convenience of shopping in the privacy of their homes. Members have access to products and services available through POWERX. Customers wishing to order may call a toll free number and either charge their purchase to a major credit card or pay by check or money order. The Company has negotiated with its suppliers whereby the suppliers will drop-ship approximately 95% of the merchandise ordered by the Company's customers. Thus, the Company is required to warehouse only approximately 5% of its products thereby reducing the costs of inventory, warehousing, shipping, personnel and overhead. Most products are drop-shipped by United Parcel Service generally within 72 hours of receiving the order.

     POWERX is uniquely designed to enable each participating organization to make its own selection from among the various benefit programs offered by the Company, including both medical and supplemental (non-medical) benefits. This mechanism allows each organization to develop a customized benefits package that will best fit the needs of its members or employees. However, the Company works closely with each organization in designing their packages to streamline the benefits offered and organize those benefits in an "easy to understand" manner.

     The Company generally recommends that an organization select a basic package of benefits and also offer several independent upgrades to that package. An example of a common package would be a combination of the following benefits: Retail Pharmacy, Mail Order Pharmacy, Medical Supplies and Equipment, Vision Care and Hearing Care. This package would have a suggested retail price of $49.00 annually. In addition, a participating organization might also offer the Dental Care program and the Hotel/Motel program, each available individually for an additional $19.00 to $29.00 (suggested retail price) annually per program.

     As part of the POWERX portfolio of services, the Company currently is able to offer the following medical benefits: Retail Pharmacy, Mail Order Pharmacy, Medical Supplies and Equipment, Vision Care, Hearing Care, Dental Care, Home Nursing Care and Chiropractic Care. Additionally, the Company currently offers two programs that are only available to POWERX members whose accounts are either self-insured or covered by some type of health insurance ("funded"). These two programs are the Physician/Hospital PPO Network and the funded prescription program. The Company is also currently capable of offering the following supplemental (non-medical) programs to its members: Travel Reservations, Hotel/Motel, Golfers' Passport, Grocery Coupon, Large Print Book, Auto Care, Consumer Buying Network with Extended Warranty, Legal Services and Long Distance Telephone programs. Although the Company is constantly seeking to expand the number and variety of programs and providers that are part of the POWERX Network, there can be no assurance that the Company will retain any particular program or provider for any particular period of time. In the future, the Company may add or remove the programs that are available through the POWERX Network and also increase or decrease the number of providers that participate in the POWERX Network. Management believes that these possible changes are part of the normal evolution of the developing overall program.

     In addition to the above marketed programs, the Company is adding a discounted nursing home network as well as an individual physician / hospital PPO program (unfunded). Both of these programs should be operational during the second quarter of 1997.

     Through a network of more than 500 suppliers of various products, the Company makes available approximately 200,000 medical supplies and other products to institutional users such as hospitals, nursing homes, doctors, dentists, clinics, insurance companies and health maintenance organizations ("HMOs"). Marketing of these services is directed at the small-volume buyers and markets and uses mail order catalogs and special promotional mailings.

     The Company has designed, prepared and distributed two catalogs to advertise its offered products and supplies. The Company distributes its general 65 page catalog including the most commonly used products and supplies mainly to private physicians and nursing homes. A more detailed 800 page catalog covering more than 100,000 of the Company's offered products and services is used primarily by the Company's sales representatives. Presently, the Company has a customer base of about 1,500 institutional and professional buyers that receive the Company's catalog. In the past, the medical supply and equipment program has provided most of the Company's revenue. However, with the implementation of the POWERX program, this division is expected to account for a much smaller percentage of the Company's revenue.

     In addition to the services and products described above, the Company also makes available the following supplemental (non-medical) programs to POWERX members for an additional fee:

     (a) Travel Reservation Program. This program offers guaranteed lowest airfare, hotel/motel reservations, cruises and tours, condominium vacation packages, and car rentals. In addition, a 5% rebate is earned for air travel, leisure packages or cruises.

     (b) Hotel/Motel Program. This program offers discounts of 50% off regular room rack rates at more than 3,000 hotels, motels and resorts, both domestically and internationally.

     (c) Hale Irwin's Golfers' Passport Program. This program entitles the member to receive two free rounds of golf or a discount at each of the 1,572 golf courses and 454 golf resorts throughout the United States and abroad.

     (d) Grocery Coupon Program. This program entitles members to receive $200 in grocery coupons that offer savings on a variety of grocery items. Members select the coupons they desire.

     (e)  Large Print Book Program.  Members are enrolled in the
     Large Print Book Club Readers Guild entitling them to receive best-selling novels and books in large (nearly double-sized), easy to read print at a discount of 25%.

     (f) Auto Care Program. Under the Auto Care Program, members receive discounts of 10% and more on a variety of auto care services including Aamco, Jiffy Lube, Maaco, Meineke, Ryder
     Truck, Precision Tune and others.

     (g) Consumer Buying Network with Extended Warranty Registration Program. Members enrolled in this home-shopping program are entitled to purchase up to 275,000 brand name items and to receive up to an additional twelve months of warranty coverage for the items purchased through the program.

     (h) Legal Services Network. This program entitles members to receive three free consultations plus discounted fees for a variety of legal services offered by more than 3,500 participating attorneys nationally.

     (i) Long Distance Advantage Program. This program offers members savings up to 25% off their long distance bills for calls made during certain evening hours starting at 5:00 p.m.

Product and Development

     The Company has previously conducted an extensive test marketing campaign in various cities using actual POWERX cards and participating pharmacies, dentists, and other medical services providers. Data collected from these tests have been used to design and customize the POWERX program currently being marketed by the Company. The Company expended $98,427 in 1994, $0 in 1995 and 1996 on development of its products. The Company believes that the POWERX product has been sufficiently developed and test marketed and therefore future development expenses will be curtailed. Management anticipates expending approximately $75,000 to $150,000 per year for at least the next two fiscal years for further development of POWERX, primarily for updating the product. Because the Company believes that the POWERX product is adequately developed for full scale marketing, this decrease in future development is not expected to have a material effect on future operations of the Company.

Marketing

     The Company's basic marketing plan is to market the POWERX Card on a national basis to corporations, unions, trade groups, insurance companies, universities, hospitals and large membership organizations through mass media and direct marketing campaigns.
The Company entered into contracts with approximately 150 organizations to market the POWERX program to their members representing more than one million potential customers. The
Company has designed its marketing campaign to these groups and together with the participating organizations, will solicit the individual members as additional financing is obtained to absorb the anticipated substantial marketing expenses. Direct marketing to consumers is achieved through the use of direct mail, telemarketing, television, radio and print advertising.

     The Company has entered into an agreement with Acordia, Inc., the holding company and marketing arm for Blue Cross, which markets the Blue Cross products in 37 states. It is the intention of Acordia to market the POWERX product as a wrap-around to many of their insured products. Training must be completed for the Acordia broker network and this cannot be accomplished until sufficient financing is secured by the Company.

     The Company has also entered into a joint venture arrangement with Ronald B. King, C.L.U., whereby the Company created a wholly owned subsidiary, National Health and Safety Corporation of Indiana, to make POWERX benefits packages available in connection with or as a wrap around to an insurance program. This entity allows the Company to process insured products through POWERX.

     The Company has also entered into several agreements with national Preferred Provider Organizations("PPOs"). Pursuant to these arrangements, POWERX members will have low cost access to the network of approximately 100,000 physicians, hospitals, clinics, radiology centers, laboratories and other medical services that are included in the national networks.

     To market and service the POWERX program, the Company has marketing agreements with approximately 300 primary brokers plus a large sub-broker network. The Company has organized its broker network by geographical regions throughout the country to sell and service the POWERX program and to assist participating organizations in selling and servicing the program to their respective members. Many of the brokers have insurance backgrounds and are experienced with managing accounts for insurance carriers. The Company continues to provide in-field training to new brokers under contract and continues to solicit additional brokers.

Competition

     In marketing the POWERX Medical Benefits Network, the Company will be in competition with other PPOs, insurance companies, and national discount marketing organizations. Most of these competitors will be larger and will have available to them greater financial and personnel resources.

     Single service mail order pharmacy and/or vision care programs are actively marketed throughout the United States in direct competition with the Company's POWERX card program. Retail pharmacies routinely compete against each other by using "loss leaders" and special senior citizen programs to attract customers. By advertising a few selected drugs at promotional prices, it is possible for a retail pharmacy to advertise a price lower than the POWERX discounted rate. However, the Company's retail pharmacy program requires that POWERX members receive the lower of the POWERX discounted price or the retailer's loss leader price. Overall, consumers will experience a savings through the POWERX retail pharmacy program.

     Management believes that the key competitive advantage of POWERX is in its simplicity of use and in the many healthcare products and services it is capable of providing directly to its individual members in one low-cost package. Currently, approximately 51,000 retail pharmacies are included in the POWERX Network and have agreed to provide preferential pricing to POWERX members, giving substantially higher discounts on prescription drugs than to walk-in customers. This represents approximately 90% of all pharmacies in the United States, both chains and independent stores, and more than 93% of all stores which are computerized. Those pharmacies included in the POWERX Network account for approximately 95% of all prescription drugs dispensed to consumers in the United States. The average POWERX discount to consumers is Average Wholesale Price (AWP) less 12% for both brand name and generic drugs, which represents a national average of a 25% discount compared to the price consumers would pay if they did not have a POWERX membership.

     To date, there are a number of firms offering a portion of the programs available through POWERX. However, POWERX offers greater flexibility and a wider range of services at competitive prices. The Company closely monitors its competition and intends to add several new programs in 1997.

Government Regulation

     As part of its POWERX Network, the Company is anticipating offering certain insurance products including, but not limited to, life insurance, health insurance, accident insurance, disability insurance and other special types of insurance. Although the Company does not intend or anticipate becoming an insurance company, by offering these various insurance products, the Company's salespersons will be required to obtain the necessary state and/or federal licensing and training and will be governed by the various state and federal laws concerning sales of insurance products. POWERX members will have the opportunity to purchase discounted life, health, disability and other types of specialty insurance programs. Members do not purchase the insurance through POWERX or the Company, but rather directly from the insurance companies at a discount. Although management believes that offering discounts to its members for insurance purchases generally does not require additional licensing, it is possible that some state regulators may require the POWERX discounts to be marketed similar to other insurance products. This would require the Company to obtain additional financing in order to retain the required qualified personnel to operate and market the business.

Employees

     As of the date hereof the Company employs eight people full-time and one part-time, consisting of three executives, five marketing persons and one executive assistant (clerical). Management presently anticipates hiring additional employees as the business warrants and as funds become available. The Company has entered into agreements with approximately 300 non-salaried brokers to assist participating organizations in selling and servicing the POWERX program to their respective members. The Company intends to continue adding brokers as its POWERX program expands.

Industry Segments

     No information is presented as to industry segments. The Company is presently engaged in a single line of business, the offering of a reduced fee network for medical products and related services. Reference is made to the statements of income contained in the financial statements included herein for a statement of the Company's revenues and operating profit (loss) for the past two fiscal years.

Item 2.   Description of Property

     The Company's operations currently occupy approximately 10,000 square feet in Warminster, Pennsylvania, located just north of Philadelphia. The facility is subject to a lease for a term to expire on May 31, 1999 at the monthly rental rate of $1,055. In addition to accommodating the principal business offices of the Company, the facility also provides warehouse space and houses the Company's telecommunication system that services customer calls.

Item 3.   Legal Proceedings

     Except as otherwise set forth below, the Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1996 The Company last held a Special Meeting of Shareholders on January 29, 1993.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "NHLT", and in the National Quotation Bureau, Inc. "pink sheets" under National Health & Safety Corporation. Quotations on the Company's Common Stock set forth below do not constitute a reliable indication of the price that a holder of the Common Stock could expect to receive upon a sale of any particular quantity thereof.

     Currently, there is no trading market for the Company's issued and outstanding Preferred Shares.

     The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1994 as reported by the National Quotation Bureau, Inc. ("NQB"). Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                High        Low
          1995
               First Quarter . . . . .         $ 13.00    $  .25
               Second Quarter. . . . .            2.25       .25
               Third Quarter . . . . .            4.50       .44
               Fourth Quarter. . . . .            3.25      1.25
          1996
               First Quarter . . . . .         $  2.06    $  .69
               Second Quarter. . . . .            1.34       .27
               Third Quarter . . . . .             .44       .11
               Fourth Quarter. . . . .             .25       .05

          1997
               First Quarter (1) . . .         $   .45    $  .19

          (1)  Through April 15, 1997.

     As of March 31, 1997 the Company had issued and outstanding 24,279,438 shares of Common Stock and there were approximately 341 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

     On April 15, 1997, the closing high bid and asked prices of the Common Stock were $.23 and $.25, respectively.

     Holders of the Company's 14,363 shares of Preferred Stock have limited conversion rights whereby if the Company fails to redeem any shares of Preferred Stock pursuant to the agreed upon redemption schedule, then the Preferred Shareholders have a limited right to convert their Preferred Stock into shares of Common Stock at the rate of 140 shares of Common Stock for each share of Preferred Stock. As of the date hereof, none of the shares have been converted.

     In connection with a loan transaction in 1992 whereby the NHSC-Pennsylvania borrowed $25,000 from an individual, the Company issued to the lender 24,999 shares of Common Stock and granted a five year warrant to purchase 24,999 shares of Common Stock at one-half the current market price at the time the warrant is exercised. The warrant has been exercised.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations. Also, holders of the Preferred Shares are entitled to receive their redemption payments prior to the Company paying any dividends on its other capital stock.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the Company's financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the Company's financial statements. Both statements are effective for years beginning after December 15, 1995.

Results of Operations

     The following table sets forth, for the two most recent fiscal years ended December 31, 1996 and 1995, the percentage relationship to total revenues of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                        Years Ended December 31,
                                             1996       1995
Total sales. . . . . . . . . . . . . . .      100%       100%
Costs of sales . . . . . . . . . . . . .       27         24
Operating expenses . . . . . . . . . . .      758        921
(Loss) from operations . . . . . . . . .     (785)      (845)
Other income (expense) . . . . . . . . .     (165)         9
Net (loss) . . . . . . . . . . . . . . .     (950)      (836)

For the Year Ended December 31, 1996 Compared to the Year Ended
December 31, 1995

    Total revenues of $207,921 for the year ended December 31, 1996 ("1996) represent a decrease of approximately 22% from total revenue of $267,126 for year ended December 31, 1995 ("1995"), primarily attributed to the 25% decrease in POWERX sales. Revenues from the sale of medical supplies and equipment decreased $776 or approximately 4% for 1996 from the comparable 1995 period. Sales of the POWERX Card decreased $59,859, or 25% for 1996 from the comparable 1995 period due to a reduction in the number of people covered by a major client which resulted in a $20,584 reduction in sales, and a $26,300 reduction due to the financial difficulties of one of the Company's major brokers. The remainder of the decrease in sales was due to a less favorable product mix. Cost of sales (as a percentage of total revenue) of 27% for 1996, increased from 24% for 1995 due to a combination of product mix and sales made through a monthly payroll deduction where the participants did not remain employed for the full year, but the cost of sales were realized in full during the first month.

    Operating expenses for 1996 decreased approximately 28% when compared with the same period for 1995, primarily attributed to the $1,034,165, or 62% decrease in consultant expenses in 1996. Operating expenses other than consulting services increased $355,595, or 44% in 1996 due to the 25% increases in salaries and wages attributed to the addition of four sales and marketing employees and a 4% average salary increase for existing employees, and associated 66% increase in employee benefits and payroll taxes; the 78% increase in rent expense due to a new lease for existing space plus an additional 4,500 square feet; the 57% increase in promotion expense due to increased printing volume; and the 280% increase in general and administrative expenses due to a legal settlement amounting to $33,862, increased financial and organizational expense of $89,086, and increased travel expense of $28,152. Depreciation and amortization also increased in 1996 by $27,843, or 114%, related to the amortization of debenture costs. Also, interest expense increased from $29,792 in 1995 to $298,478 in 1996 reflecting convertible debenture interest of $164,365 and accrued interest for loans of $87,956.

Net Operating Losses

    The Company has accumulated approximately $7,800,000 of net operating loss carryforwards as of December 31, 1996, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2011. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1996 because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at December 31, 1996 was a negative $2,810,415 compared to a negative $2,932,484 at December 31, 1995. Working capital at December 31, 1996 was impacted by the reduction in the net loss for 1996. Net cash used in operating activities increased from $482,073 in 1995 to $1,273,722 in 1996, primarily due to a
$5,212 increase in allowance for bad debts, the amortization of prepaid advertising of $54,000, the 15% increase in expenses paid with common stock, and a decrease in accounts payable in 1996 of $631,402 compared to an increase in accounts payable in 1995 of $620,777. Financing activities provided a net $1,370,584 to the Company in 1996, a 142% increase from 1995 due to $389,243 in proceeds from loans payable, proceeds of $706,148 from the issuance of convertible debentures, and $365,376 from the issuance of common stock.

    The Company anticipates meeting its working capital needs during the 1997 fiscal year partially with revenues from operations, and by investigating the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's products. Management has not entered into any new arrangements or definitive agreements for additional private placement of securities and/or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

    As of December 31, 1996, the Company had total assets of $781,543 and total stockholders' deficiency of $2,345,759, compared to December 31, 1995 at which time the Company had total assets of $738,030 and total stockholders' deficiency of $2,506,685.

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

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the second quarter of 1997. Management estimates that its current level of operations requires approximately $70,000 per month in cash based upon average monthly cash flows in 1996. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarters, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the second quarter of 1997. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to secure additional financing, acceptance of the Company's products and services in the marketplace, competitive factors, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1996 and 1995 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
National Health & Safety Corporation
Warminster, Pennsylvania

We have audited the accompanying balance sheet of National Health
& Safety Corporation as of December 31, 1996 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health & Safety Corporation as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 4, the Company's capital deficiency and significant operating losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
March 25, 1997

                   NATIONAL HEALTH & SAFETY CORPORATION
                               Balance Sheet


                                  ASSETS

                                                   December 31,
                                                       1996

CURRENT ASSETS

  Cash                                             $  161,503
  Accounts receivable, net of allowance for doubtful
   accounts of $48,212 (Note 1)                        39,908

     Total Current Assets                             201,411

PROPERTY AND EQUIPMENT (Note 1)

  Furniture and fixtures                                7,088
  Computer equipment                                  129,649
  Office equipment                                     29,062

     Total Property and Equipment                     165,799

  Less accumulated depreciation                       129,343

     Net Property and Equipment                        36,456

OTHER ASSETS

  Prepaid expenses (Note 1)                           500,000
  Deferred loan costs (Note 1)                         34,378
  Deposits                                              9,298

     Total Other Assets                               543,676

TOTAL ASSETS                                       $  781,543

                   NATIONAL HEALTH & SAFETY CORPORATION
                         Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                   December 31,
                                                       1996
CURRENT LIABILITIES

  Accounts payable                                 $  416,710
  Loans payable, stockholder (Note 3)                 672,025
  Loans payable, individuals (Note 2)                 602,082
  Accrued expenses (Note 5 and 8)                   1,119,598

     Total Current Liabilities                      2,810,415

LONG-TERM DEBT

  Convertible debentures (Note 6)                     316,887

COMMITMENTS AND CONTINGENCIES (Note 5)                   -

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value; 25,000,000 shares
     authorized; 14,363 shares issued and outstanding      14
  Common stock; $.001 par value, 50,000,000 shares
     authorized; 21,146,105 shares issued
     and outstanding                                   21,146
  Additional paid-in capital                        6,227,239
  Stock subscriptions receivable                     (766,000)
  Accumulated deficit                              (7,828,158)

     Total Stockholders' Deficiency                (2,345,759)

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY $   781,543

                   NATIONAL HEALTH & SAFETY CORPORATION
                         Statements of Operations


                                          For the Years Ended
                                                December 31,
                                            1996          1995

SALES                                   $  207,921   $   267,126

COST OF SALES                               56,452        62,760

  Gross Profit                             151,469       204,366

EXPENSES
  Salaries and wages                       667,349       534,363
  Employee benefits                         43,619        28,269
  Payroll taxes                             39,496        21,728
  Rent                                      85,492        48,134
  Consulting services                      624,092     1,658,258
  Telephone                                 30,245        36,913
  Postage and shipping                      20,955        27,294
  Promotion                                 64,497        41,164
  Depreciation and amortization             52,332        24,489
  General and administrative               154,665        40,701

       Total Expenses                    1,782,742     2,461,313

LOSS FROM OPERATIONS                    (1,631,273)   (2,256,947)

OTHER INCOME (EXPENSE)
  Interest income                             -           50,000
  Other income                                -            7,500
  Bad debt expense                         (45,212)       (4,375)
  Interest expense                        (298,478)      (29,792)

       Total Other Income (Expense)       (343,690)       23,333

NET LOSS                               $(1,974,963)  $(2,233,614)

LOSS PER SHARE                          $    (0.09)  $     (0.10)

                      NATIONAL HEALTH & SAFETY CORPORATION
                      Statements of Stockholders' Deficiency

                                        Additional     Stock
                    Preferred   Common    Paid-in    Subscriptions Accumulated
                       Stock    Stock     Capital     Receivable     Deficit

Balance, December 31,
  1994                  $ 14  $  24,090 $137,165,056 $(135,000,000) $(3,619,581)

Cancellation of stock
 subscriptions            -     (16,200)(134,983,800)  135,000,000         -

Contribution of capital
 by investor              -        -          37,642           -           -

Issuance of common
 stock for cash           -         266       83,602           -           -

Issuance of common stock
 in payment of debt       -          20      100,000           -           -

Issuance of common
 stock for services
 rendered                 -         880      934,940           -           -

Stock subscriptions
 receivable               -      13,470   80,486,530    (80,500,000)       -

Net income (loss) for the year
 ended December 31, 1995  -        -            -              -     (2,233,614)

Balance, December 31,
 1995                       14   22,526   83,823,970    (80,500,000) (5,853,195)

Cancellation of stock
 subscriptions            -     (13,300) (79,986,700)    80,000,000        -

Contribution of capital by
 investor                 -        -         114,439           -           -

Issuance of common stock
 in payment of debt       -       3,105      521,894           -           -

Issuance of common stock
 for prepaid advertising  -         378      329,030       (266,000)       -

Issuance of common stock
 for services rendered    -         619    1,067,048           -           -

Issuance of common stock
 for cash                 -       7,818      357,558           -           -

Net income (loss) for the year
 ended December 31, 1996  -        -            -              -     (1,974,963)

Balance, December 31,
 1996                   $  14  $ 21,146  $ 6,227,239     $(766,000) $(7,828,158)

                      NATIONAL HEALTH & SAFETY CORPORATION
                             Statements of Cash Flows


                                                   For the Years Ended
                                                       December 31,
                                                    1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                             $(1,974,963) $(2,233,614)

  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Amortization                                     35,004        2,917
    Depreciation                                     17,328       21,572
    Increase in allowance for bad debts              45,212         -
    Amortization of prepaid advertising              54,000         -
    Interest expense contributed as capital          35,608         -
    Expenses paid with common stock               1,075,075      935,820
  Changes in Operating Assets and Liabilities:
    (Increase) decrease in inventory                  5,215          581
    (Increase) decrease in accounts receivable      (47,950)     (25,197)
    (Increase) decrease in deposits                     839         -
     Increase (decrease) in accounts payable       (631,402)     620,777
     Increase (decrease) in accrued expenses        112,312      195,071

     Net Cash Provided (Used) by Operating
      Activities                                 (1,273,722)    (482,073)

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from notes receivable                     20,000         -
  Issuance of notes receivable                         -         (20,000)
  Purchase of fixed assets                          (10,635)     (13,497)

    Net Cash Provided (Used) by Investing Activities  9,365      (33,497)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loans payable, individuals          389,243       23,000
  Repayment of loans payable, individuals              -          (6,356)
  Proceeds from loans payable, stockholders'           -         285,150
  Repayment of loans payable stockholder            (90,183)        -
  Proceeds from issuance of convertible debentures  706,148      180,000
  Proceeds from issuance of common stock            365,376       83,888

   Net Cash Provided (Used) by Financing
     Activities                                 $ 1,370,584   $  565,682

                   NATIONAL HEALTH & SAFETY CORPORATION
                   Statements of Cash Flows (Continued)


                                              For the Years Ended
                                                  December 31,
                                                1996        1995

INCREASE (DECREASE) IN CASH                 $  106,227   $  50,112

NET CASH, BEGINNING OF YEAR                     55,276       5,164

NET CASH, END OF YEAR                       $  161,503   $  55,276

CASH PAID DURING THE YEAR FOR

   Interest                                 $   27,335      26,445
   Income taxes                             $     -      $    -

NON CASH FINANCING ACTIVITIES

  Loan costs capitalized from issuance of
   convertible debentures                   $     -      $  70,000
  Issuance of common stock in payment
   of debt                                  $  524,999   $ 100,000
  Discount on convertible debentures added
   to additional paid-in capital            $  114,439   $  37,642
  Issuance of common stock for prepaid
   advertising                              $  329,408   $    -

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                          December 31, 1996 and 1995


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

        b.  Accounts Receivable

        Accounts receivable are shown net of an allowance for doubtful accounts of $48,212. Bad debts are written off in the period in which they are deemed uncollectible. Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

        c.  Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                  Furniture and fixtures        7 years
                  Office equipment              7 years
                  Computers                     5 years

        Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $17,328 and $21,572 for the years ended December 31, 1996 and 1995, respectively.

        d.  Loss per Share

        The Company has computed the loss per share based upon the weighted average number of shares outstanding during the period.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                          December 31, 1996 and 1995


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e.  Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

        f.  Deferred Loan Costs

        During 1995, the Company issued convertible debentures with a face value of $250,000. The Company incurred issuance costs of $70,000 relating to the debentures. The costs have been capitalized and will be amortized over the life of the debentures which mature on November 30, 1997.

        g.   Provision for Taxes

        At December 31, 1996, the Company had net operating loss carryforwards of approximately $7,800,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

        h.  Prepaid Expenses

        The Company has purchased $500,000 in radio airtime, to be used over the next year to promote its products.

        i.  Reclassification

        Certain December 31, 1995 balances have been reclassified to conform with the December 31, 1996 financial statement presentation.

        j.  Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        k.  Uninsured Corporate Cash Balances

        The Company maintains its corporate cash balances at various banks and financial institutions. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $126,672 at December 31, 1996.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                          December 31, 1996 and 1995


NOTE  2 - LOANS PAYABLE, INDIVIDUALS

        Private Placement Advances                              1996
        The Company received advances from certain
        individuals under various private placements. The
        Company has agreed to issue common stock to
        these individuals upon securing additional financing.
        Some of the individuals who had advanced funds
        were partially repaid.                               $  55,540

        Loans, Individuals
        During the last four years, the Company was
        advanced money from various individuals for
        working capital purposes which bear interest
        at 8% to 10%.  If the Company is successful in
        obtaining additional capital, it intends to exchange
        a majority of these loans for common stock and the
        remainder of the  loans will be repaid.               546,542

                                                            $ 602,082

NOTE  3 - LOAN PAYABLE, STOCKHOLDER

        Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start- up of the Company. These costs have been capitalized and will be amortized over a five-year period. Over the years the stockholder advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $672,025 at December 31, 1996.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                          December 31, 1996 and 1995

NOTE  5 - COMMITMENTS AND CONTINGENCIES

        The Company is in various stages of negotiations with several securities and financial service companies in order for the Company to obtain additional capital. The Company has promised to repay certain debts, guarantee fees and loan incentives with common stock, subsequent to the Company securing additional capital.

        In 1991, the Company entered into an agreement to sell all of its stock to another Company, P.R. Stocks, Inc. (PRS), if PRS successfully raised $375,000 in a private placement of the common stock of PRS. PRS was able to raise approximately $163,000, and advanced approximately $132,000 net of expenses to the Company in 1992. However, PRS has been unable to raise a minimum of $375,000 in order for the two companies to merge. In November 1992, PRS merged with MedGain International, Inc. (MedGain). MedGain has demanded repayment of the proceeds from the private placement advanced to the Company. In January 1994, MedGain brought suit against the Company and its president seeking repayment of the advances plus punitive damages. In March 1996, MedGain obtained a judgement for $132,000.

        The Company leases its office facility and certain automotive and office equipment under noncancelable operating leases. Future minimum annual rental commitments are as follows:

                              1997          $  112,536
                              1998             117,746
                              1999              50,146
                             Total          $  280,428

        Rent expense amounted to $72,972 and $48,134 for the years ended December 31, 1996 and 1995, respectively.

        The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $314,500 and $352,000 for the year ended December 31, 1997. At December 31, 1996, total deferred income for these three individuals was $578,770. This amount is included in accrued expenses.

        The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $335,000 is accrued at December 31, 1996 which covers the total remaining obligation.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                          December 31, 1996 and 1995


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

        During 1995, several stock subscription agreements were cancelled. Of the shares cancelled, certificates representing 4,000,000 shares have not been returned to the Company, however, these certificates are legended so that they cannot be traded.

NOTE 6 - CONVERTIBLE DEBENTURES

        During 1996, the Company issued convertible debentures with a face value of $650,000. $400,000 of these debentures were converted during 1996, and the remaining $250,000 have a maturity date of May 20, 1998 and bear interest at 9%. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to 50% of the lowest closing bid price on any day after December 19, 1996 until the date of conversion.

NOTE  7 - PREFERRED STOCK

        In 1992, the Company entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of the Company and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. The stock is redeemable at $41.78 per share (aggregate - $600,086), payable as follows:


                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                          December 31, 1996 and 1995


NOTE  7 -  PREFERRED STOCK (Continued)

          Upon closing of a private placement issue                $   50,011
          Upon closing of secondary public offering                    50,011
          One year after closing of a secondary public offering       150,074
          Two years after closing of a secondary public offering      174,975
          Three years after closing of a secondary public offering    175,015

                                                                   $  600,086
NOTE 8 -   RELATED PARTY TRANSACTIONS

        Included in accounts payable at December 31, 1996 is an amount due to a corporation affiliated with the Company through common management and stock ownership, representing fees for administrative services rendered to the Company in 1991 and prior years. The amount was $26,279 at December 31, 1996.

NOTE 9 -   ECONOMIC DEPENDENCE

        The Company has one customer which accounted for 47% of the Company's total sales.

NOTE 10 - OPTIONS AND WARRANTS

        The Company has the following outstanding warrants:

          Number                                                Expiration
          Issued                 Purchase Price                    Date

          487,500      Lessor of $1.50 or 75% of current price   12/31/00
          131,665      Lessor of $2.13 or 75% of current price   12/31/00
          250,000      $0.25 per share                           04/01/01
          200,000      $0.25 per share                           04/01/01
          30,202       $1.00 per share                           06/25/98

        The Company has issued 6,000,000 options to officers of the Company at an exercise price of $0.17 per share. 3,000,000 options expire on June 6, 2010, and 3,000,000 expire on April 30, 2011.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The directors and executive officers of the Company and their ages are as follows:

           Name              Age            Position
    R. Dennis Bowers, Ph.D.   55     President, Chief Executive
                                     Officer and Director
    Patricia S. Bathurst      42     Vice President of Sales and
                                     Marketing, Secretary
                                     and Director
    Roger H. Folts . . .      58     Vice President, Chief Financial
                                     Officer, Treasurer and Director

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

    None of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, nor have any of the directors and/or officers, nor have any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

    The business experience of each of the persons listed above during the past five years is as follows:

    R. Dennis Bowers, Ph.D., has been President, Chief Executive Officer and a Director of the Company since March 22, 1993. Dr. Bowers was the founder of NHSC-Pennsylvania in 1989 and since that date has been involved in developing the business of NHSC-Pennsylvania and now the Company. Also, from 1985 to the present, Dr. Bowers has been the President and majority stockholder of Horizon Development Group, Inc., a marketing company located in southeastern Pennsylvania and which has entered into certain marketing contracts with the Company. See Item 12, "Certain Relationships and Related
Transactions".   From 1983 to 1984, Dr. Bowers was President and C.E.O
of The Phoenix Companies, Inc., a Pennsylvania corporation that developed certain software and information systems for Mid-Atlantic Health Information Corporation. From 1976 to 1983, Dr. Bowers was the group director of the health care services division of IMS America, Ltd., a market research and health care research firm located in Ambler, Pennsylvania. From 1973 to 1976, Dr. Bowers was President of Adapt, Inc., a medical and mental health service provider located in Des Moines, Iowa. Dr. Bowers earned a B.S. Degree in journalism from the University of Kansas in 1964, a Masters Degree in Divinity from Drew University in 1967, and a Ph.D in Organizational Development from Boston University in 1977.

    Patricia S. Bathurst has been Vice President of Sales and Marketing, Secretary and a Director of the Company since March 22, 1993, and was an officer of NHSC-Pennsylvania since 1989. From 1985 to 1992, Ms. Bathurst was the director of marketing for Horizon Development Group, Inc., a marketing company located in southeastern, Pennsylvania. Ms. Bathurst earned a B.S. Degree in marketing from Temple University in 1985.

    Roger H. Folts has been Vice President, Chief Financial Officer, Treasurer and a Director of the Company since March 22, 1993. Mr. Folts first joined NHSC-Pennsylvania at its inception in 1989 and has served as Vice President and Chief Financial Officer since November, 1991. Also from 1989 to the present, Mr. Folts has been an adjunct professor at the Philadelphia College of Textiles and Science teaching business policy and marketing courses. From 1990 to 1992, Mr. Folts was the owner and operator of Delval Recharge, Inc., located in Southhampton, Pennsylvania, a company involved in servicing laser printers and copiers, and from 1987 to 1990, Mr. Folts operated Roger
H. Folts & Associates, which presented management seminars and which was located in Southhampton, Pennsylvania. Mr. Folts earned a B.A. Degree in mathematics from Harvard University in 1960, and a M.B.A. from the University of Chicago in 1966.

    No officer or director of the Company is an officer or director of any other publicly traded corporation, nor has any officer or director filed any bankruptcy petition or been convicted in or named subject to any pending criminal proceeding, nor is he the subject of any order, judgment, or decree involving a violation of any state or federal securities law.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

    The following table sets forth a summary of all cash and non-cash compensation actually paid (and not deferred) by the Company (and by NHSC-Pennsylvania prior to March 22, 1993) for services rendered to the Company for the years ended December 31, 1994, 1995 and 1996 with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                          Summary Compensation Table

                                               Other     All
                                               Annual   Other
Name and                                       Compen-  Compen-
Principal Position     Year    Salary   Bonus  sation   sation
R. Dennis Bowers,      1994   $ 8,333   $ -0- $  -0-   $ -0-
  President, C.E.O.    1995    18,333     -0-    -0-     -0-
                       1996    49,750     -0-  1,779     -0-

Employment Agreements

     On February 15, 1996, the Company entered into an Employment Agreement with Dr. R. Dennis Bowers. Under the terms of the Employment Agreement, Dr. Bowers is employed as President and Chief Executive Officer of the Company for a term of five years, automatically renewing thereafter for additional annual terms. Dr. Bowers is to be compensated at the annual salary of $130,000 for the first year, with a mandatory minimum increase thereafter of ten percent per year. Dr. Bowers is also entitled to receive an annual bonus equal to at least five percent (5%) of the Company's annual pre-tax profits, if any, or such amount as the Board of Directors may determine. Such bonus shall be payable no later than May 1 of the year following the year upon which such bonus is based. In addition, Dr. Bowers is entitled to certain other benefits including four weeks paid vacation per year, an automobile, life, disability and health insurance, and reimbursement of business related expenses.

     Additionally, the Employment Agreement contains a restrictive covenant whereby, for a period of one year following the last day of his employment with the Company, Dr. Bowers may not own, operate, manage or control or otherwise become associated with any entity in competition with the Company. Further, during the term of the Employment Agreement, Dr. Bowers has agreed not to communicate, divulge or use for his personal benefit any confidential or proprietary information of the Company. In the event the Company terminates Dr. Bowers for a reason other that for cause or because of his death or disability during the first five years of the Employment Agreement, (a) the aforementioned non-competition clause shall terminate; (b) the Company shall be required to pay Dr. Bowers a sum equal to five times the compensation (from all sources) received by Dr. Bowers from the Company during the twelve full calendar months immediately preceding the date upon which notice of termination is received; and (c) Dr. Bowers shall have the option to sell to the Company some or all of his shares of the Company's Common Stock then owned by him and fully vested, and the Company will be obligated to purchase all the shares so offered at a price per share equal to not less than seventy-five percent (75%) of the then current "fair market value" of his shares. The Company's obligation to purchase Dr. Bowers' shares shall be subject to all statutory limitations regarding the acquisition by a corporation of its own shares. Should Dr. Bowers voluntarily terminate the Employment Agreement upon giving six months prior written notice, the Company, may, but shall not be required to purchase from Dr. Bowers, all, but not less than all, of his shares of the Company's Common Stock at a price equal to not less than seventy-five percent (75%) of the then current "fair market value" of those shares.

     On February 15, 1996, the Company entered into five year employment agreements with Roger H. Folts as Vice President and Chief Financial Officer, and with Patricia Bathurst as Vice President of Marketing. Each agreement automatically renews after five years for additional annual terms and both Mr. Folts and Ms. Bathurst are to be compensated at the annual rate of $90,750 per year through December 31, 1996, and thereafter the base salary will be increased by the greater of ten percent (10%) of the prior year's base salary rate or such grater amount as the Board of Directors may determine. Both Mr. Folts and Ms. Bathurst are entitled to an annual bonus equal to the grater of two percent of the Company's annual pre-tax profits, if any, or such amount as the Board of Directors may determine. Such bonus shall be payable no later than May 1 of the year following the year upon which such bonus is based. In addition, Mr. Folts and Ms. Bathurst are entitled to certain other benefits including four weeks paid vacation per year, an automobile, life, disability and health insurance, and reimbursement of business related expenses.

     Each of the agreements for Mr. Folts and Ms. Bathurst contains a restrictive covenant whereby, for a period of one year following the last day of their employment with the Company, they may not own, operate, manage or control or otherwise become associated with any entity in competition with the Company. Further, during the term of their employment, Mr. Folts and Ms. Bathurst agree not to communicate, divulge or use for his personal benefit any confidential or proprietary information of the Company. In the event the Company terminates either Mr. Folts' or Ms. Bathurst's employment for a reason other that for cause or because of their death or disability during the first five years of their employment, (a) the aforementioned non-competition clause shall terminate; (b) the Company shall be required to pay the terminated employee a sum equal to three times the compensation (from all sources) received from the Company during the twelve full calendar months immediately preceding the date upon which notice of termination is received; and (c) the employee shall have the option to sell to the Company some or all of his shares of the Company's Common Stock then owned by them and fully vested, and the Company will be obligated to purchase all the shares so offered at a price per share equal to not less than seventy-five percent (75%) of the then current "fair market value" of their shares. The Company's obligation to purchase these shares shall be subject to all statutory limitations regarding the acquisition by a corporation of its own shares. Should either Mr. Folts or Ms. Bathurst voluntarily terminate their employment upon giving six months prior written notice, the Company, may, but shall not be required to purchase from them, all, but not less than all, of their terminated employee's shares of the Company's Common Stock at a price equal to not less than seventy-five percent (75%) of the then current "fair market value" of those shares.

     The Company has not entered into any other employment contracts with its officers, directors or employees other than those set forth above.
Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth information, to the best knowledge of the Company as of March 31, 1997, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.

  Name and Address           Amount and Nature of        Percent
of Beneficial Owner          Beneficial Ownership(1)   of Class(2)
R. Dennis Bowers, Ph.D. *     6,157,600(3)               21.8%
P.O. Box 94
Lahaska, PA 18966

Roger H. Folts *              1,343,500(4)                5.3%
19 Foxcroft Drive
Doylestown, PA 18901

Patricia Bathurst *           1,201,314(5)                4.8%
313 Fortuna Drive
Hatfield, Pa 19440

All directors and executive   8,702,414(6)               28.7%
officers as a group
(3 persons in group)
    *     Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options held by the Company's directors and executive officers at the exercise price of $.17 per share which are exercisable within sixty days.
(2) Based upon 24,279,438 shares of Common Stock outstanding on March 31, 1997, but does not include shares of Common Stock issuable upon conversion of Preferred Stock. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of March 31, 1997 and assumes the exercise of certain stock options held by such person (but not by anyone else) exercisable within sixty days.
(3) Includes 45,000 shares in each of the following names; Nelda S. Bowers, wife of Dr. Bowers, and their children, C. Devon Bowers, Sarah G. Bowers and K. Shanon Bowers. Also includes 4,000,000 shares which may be acquired by Mr. Bowers pursuant to the exercise of certain stock options within sixty days.
(4) Includes 3,000 shares owned by Barbara Folts, wife of Roger Folts, but does not include 10,000 shares owned by Mr. Folts' two adult children and their spouses as to which Mr. Folts
    disclaims any beneficial ownership.   Also includes 1,000,000
    shares which may be acquired by Mr. Folts pursuant to the exercise of certain stock options within sixty days.

(5) Includes 1,000,000 shares which may be acquired by Ms. Bathurst pursuant to the exercise of certain stock options within sixty days.
(6) Includes 6,000,000 shares which may be acquired by the directors and executive officers pursuant to exercise of certain stock options within sixty days.

Item 12. Certain Relationships and Related Transactions

    During the Company's last two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

    During 1995 and 1996, the Company's President, Dr. R. Dennis Bowers has made private loans to the Company in the aggregate amounts of $273,150 and 35,300 respectively. The Company has agreed to pay an annual interest rate of 8% although no date has been established for repayment and the loans have not been reduced to a promissory note as of date hereof.

    In June 1995, the Company issued to its three directors stock options entitling each person to purchase the following amounts of the Company's Common Stock: R. Dennis Bowers, 2,000,000 shares; Roger H. Folts, 500,000 shares; and Patricia Bathurst, 500,000 shares. The options are immediately exercisable commencing June 6, 1995 until June 6, 2010, at the exercise price of $.17 per share. In April 1996, the Company issued additional options to Dr. Bowers (2,000,000 shares), Mr. Folts (500,000 shares) and Ms. Bathurst (500,000 shares), which were immediately exercisable commencing April 30, 1996 until April 30, 2011, at the exercise price of $.17 per share. As of the date hereof, none of the stock options have been exercised.

                                    PART V

Item 13. Exhibits and Reports on Form 8-K

    (a)  Exhibits

        * Articles of Incorporation filed as Exhibit to Form 10-SB.

        *     By-Laws filed as Exhibit to Form 10-SB.
      - - - - -
    * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

(b) On December 6, 1996, the Company filed a Current Report on Form 8-K reporting under Item 5 certain perceived irregularities in the public trading market of the Company common stock. No financial statements were included in the report.

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL HEALTH &
                                       SAFETY CORPORATION



                                       BY: /S/  R. Dennis Bowers
                                                  (Signature)
                                             R. Dennis Bowers,
                                             President and C.E.O.

Dated:  April 29, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                               Date


                              President, C.E.O.                 April 29, 1997
 /S/  R. Dennis Bowers        and Director
         (Signature)
    R. Dennis Bowers


                              Vice President,                   April 29, 1997
 /S/ Patricia S. Bathurst     Secretary and
       (Signature)            Director
  Patricia S. Bathurst


                              Vice Presidents,                  April 29, 1997
 /S/  Roger H. Folts          Treasurer and
     (Signature)              Director
    Roger H. Folts            (Chief Financial Officer)
                              (Principal Accounting Officer)