Form 10QSB
period 1997-03-31
NATIONAL HEALTH & SAFETY CORP
filed 1997-05-14
CIK 901899

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class           Outstanding as of March 31, 1997

Common Stock, $.001 par value               24,449,438

                             TABLE OF CONTENTS

Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- March 31, 1997 and
          December 31, 1996. . . . . . . . . . . . . . .    2

          Statements of Operations -- three months ended
          March 31, 1997 . . . . . . . . . . . . . . . .    4

          Statements of Stockholders' Deficiencies . . .    5

          Statements of Cash Flows -- three months ended
          May 13, 1997 . . . . . . . . . . . . . . . . .    6

          Notes to Financial Statements  . . . . . . . .    7

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   13

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   16

Item 2.   Changes In Securities. . . . . . . . . . . . .   16

Item 3.   Defaults Upon Senior Securities. . . . . . . .   17

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   17

Item 5.   Other Information. . . . . . . . . . . . . . .   17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   17

          SIGNATURES . . . . . . . . . . . . . . . . . .   18

                                  PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1997, have been prepared by the Company.















                   NATIONAL HEALTH & SAFETY CORPORATION


                           FINANCIAL STATEMENTS

                   March 31, 1997 and December 31, 1996

                   NATIONAL HEALTH & SAFETY CORPORATION
                              Balance Sheets


                                  ASSETS

                                          March 31, December 31,
                                           1997        1996
                                              (Unaudited)
CURRENT ASSETS

  Cash                                $    21,969  $  161,503
  Accounts receivable, net of allowance
   for doubtful accounts of $48,212
   (Note 1)                                38,416      39,908

     Total Current Assets                  60,385     201,411

PROPERTY AND EQUIPMENT (Note 1)

  Furniture and fixtures                    7,088       7,088
  Computer equipment                      129,649     129,649
  Office equipment                         29,062      29,062

     Total Property and Equipment         165,799     165,799

  Less accumulated depreciation          (136,617)   (129,343)

     Net Property and Equipment            29,182      36,456

OTHER ASSETS

  Prepaid expenses (Note 1)               500,000     500,000
  Deferred loan costs (Note 1)             25,627      34,378
  Deposits                                  9,298       9,298

     Total Other Assets                   534,925     543,676

TOTAL ASSETS                          $   624,492  $  781,543

                   NATIONAL HEALTH & SAFETY CORPORATION
                        Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                         March 31, December 31,
                                           1997        1996
                                             (Unaudited)
CURRENT LIABILITIES

  Accounts payable                    $   391,398  $  416,710
  Loans payable, stockholder (Note 3)     672,025     672,025
  Loans payable, individuals (Note 2)     602,082     602,082
  Accrued expenses (Note 5 and 8)       1,033,299   1,119,598

     Total Current Liabilities          2,698,804   2,810,415

LONG-TERM DEBT

  Convertible debentures (Note 6)         316,887     316,887

COMMITMENTS AND CONTINGENCIES (Note 5)       -           -

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value;
   25,000,000 shares authorized; 14,363
   shares issued and outstanding               14          14
  Common stock; $.001 par value,
   50,000,000 shares authorized;
   24,449,438 and 21,146,105 shares issued
   and outstanding, respectively           24,450      21,146
  Additional paid-in capital            6,419,435   6,227,239
  Stock subscriptions receivable         (755,000)   (766,000)
  Accumulated deficit                  (8,080,098) (7,828,158)

     Total Stockholders' Deficiency    (2,391,199) (2,345,759)

     TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY        $   624,492  $  781,543

                   NATIONAL HEALTH & SAFETY CORPORATION
                         Statements of Operations
                                (Unaudited)


                                      For the Three Months Ended
                                                March 31,
                                             1997        1996

SALES                                  $    26,320  $   50,782

OPERATING COSTS AND EXPENSES

  Cost of sales                              7,356       9,865
  Operating expenses                       258,805     333,943

  Total Operating Costs and Expenses       266,161     343,808

LOSS FROM OPERATIONS                      (239,841)   (293,026)

OTHER EXPENSE

  Interest                                  12,099      11,189

NET LOSS                               $  (251,940) $ (304,215)


LOSS PER SHARE                         $     (0.01) $    (0.03)

                      NATIONAL HEALTH & SAFETY CORPORATION
                      Statements of Stockholders' Deficiency

                                          Additional      Stock
                       Preferred  Common    Paid-in  Subscriptions  Accumulated
                           Stock   Stock    Capital    Receivable     Deficit


Balance, December 31, 1995    14 $ 22,526 $83,823,970 $(80,500,000) $(5,853,195)

Cancellation of stock
 subscriptions               -    (13,300)(79,986,700)  80,000,000         -

Contribution of capital by
 investor                    -       -        114,439         -            -

Issuance of common stock
 in payment of debt          -      3,105     521,894         -            -

Issuance of common stock
 for prepaid advertising     -        378     329,030     (266,000)        -

Issuance of common stock
 for services rendered       -        619   1,067,048         -            -

Issuance of common stock
 for cash                    -      7,818     357,558         -            -

Net loss for the year
 ended December 31, 1996     -       -           -            -      (1,974,963)

Balance, December 31, 1996    14   21,146   6,227,239     (766,000)  (7,828,158)

Issuance of common
 stock for cash              -      3,304     192,196         -            -

Net loss for the three
 months ended December 31,
 1997 (Unaudited)            -       -           -            -        (251,940)

Balance, March 31, 1997  $    14 $ 24,450  $6,419,435    $(766,000) $(8,080,098)

                      NATIONAL HEALTH & SAFETY CORPORATION
                             Statements of Cash Flows
                                   (Unaudited)


                                              For the Three Months Ended
                                                       March 31,
                                                  1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                    $  (251,940)     $(304,215)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Common stock issued for services                 -           765,000
    Depreciation and amortization                  27,025          7,275
  (Increase) decrease in:
    Accounts receivable                             1,492          1,993
    Notes receivable                                 -           (18,000)
  Increase (decrease) in:
    Accounts payable                              (25,312)      (669,235)
    Accrued expenses                              (86,299)        (9,363)

     Net Cash Used by Operating Activities       (335,034)      (226,545)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                              -               -

     Net Cash Used by Investing Activities           -               -

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                    195,500             220
  Proceeds from convertible debentures               -            350,000
  Repayment of loans, individuals                    -               (102)
  Proceeds from loans, individuals                   -             20,000
  Payment of deferred loan costs                     -            (19,264)
  Proceeds from stockholders' loan                   -             35,000

    Net Cash Provided by Financing Activities     195,500         385,854

INCREASE (DECREASE) IN CASH                      (139,534)        159,309

CASH, BEGINNING OF PERIOD                         161,503          55,276

 CASH, END OF PERIOD                          $    21,969       $ 214,585

SUPPLEMENTAL DISCLOSURE:

  Cash paid for interest during the period    $    12,099       $  11,189

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            March 31, 1997 and 1996


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

             c. Property and Equipment

             Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                       Furniture and fixtures        7 years
                       Office equipment              7 years
                       Computers                     5 years

             Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $7,274 and $7,275 for the three months ended March 31, 1997 and 1996, respectively.

             d. Loss per Share

             The Company has computed the loss per share based upon the weighted average number of shares outstanding during the period.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            March 31, 1997 and 1996

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

             g. Provision for Taxes

             At March 31, 1997, the Company had net operating loss carryforwards of approximately $8,000,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

             h. Prepaid Expenses

             The Company has purchased $500,000 in radio airtime, to be used over the next year to promote its products. $11,000 was expensed in the three months ended March 31, 1997.

             i.  Unaudited Financial Statements

             The accompanying unaudited financial statements include all of the adjustments which in the opinion of management are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                           March 31, 1997 and 1996

NOTE  2 - LOANS PAYABLE, INDIVIDUALS

                                                       March 31,   December 31,
        Private Placement Advances                        1997         1996
                                                      (Unaudited)
        The Company received advances from certain
        individuals under various private placements.
        The Company has agreed to issue common stock
        to these individuals upon securing additional
        financing. Some of the individuals who had
        advanced funds were partially repaid.          $  55,540    $  55,540

        Loans, Individuals

        During the last four years, the Company was
        advanced money from various individuals for
        working capital purposes which bear interest
        at 8% to 10%.  If the Company is successful in
        obtaining additional capital, it intends to
        exchange a majority of these loans for common
        stock and the remainder of the  loans will
        be repaid.                                       546,542      546,542

                                                       $ 602,082    $ 602,082

NOTE  3 - LOAN PAYABLE, STOCKHOLDER

        Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start- up of the Company. These costs have been capitalized and will be amortized over a five-year period. Over the years the stockholder advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $672,025 at March 31, 1997.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                           March 31, 1997 and 1996

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

             Rent expense amounted to $28,134 and $18,243 for the three months ended March 31, 1997 and 1996, respectively.

             The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $314,500 and $352,000 for the year ended December 31, 1997.
             At March 31, 1997, total deferred income for these three individuals was $618,096. This amount is included in accrued expenses.

             The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $335,000 is accrued at March 31, 1997 which covers the total remaining obligation.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                           March 31, 1997 and 1996


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

NOTE  7 - PREFERRED STOCK

             In 1992, the Company entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of the Company and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. The stock is redeemable at $41.78 per share (aggregate - $600,086), payable as follows:

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                           March 31, 1997 and 1996


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
NOTE 8 - RELATED PARTY TRANSACTIONS

             Included in accounts payable at March 31, 1997 is an amount due to a corporation affiliated with the Company through common management and stock ownership, representing fees for administrative services rendered to the Company in 1991 and prior years. The amount was $26,279 at March 31, 1997.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month period ended March 31, 1997 and 1996. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                               Three Months Ended
                                                    March 31,
                                               1997         1996
                                                  (Unaudited)
     Sales . . . . . . . . . . . . . . .       100%         100%
     Cost of sales . . . . . . . . . . .        28           19
     Operating expenses. . . . . . . . . .     983          658
     (Loss) from operations. . . . . . . .    (911)        (577)
     Other expenses - interest . . . . . .      46           22
     Net (loss). . . . . . . . . . . . . .    (957)        (599)

Results of Operations for the Three Months Ended March 31, 1997 and
1996

    Total sales of $26,320 for the three months ended March 31, 1997 ("first quarter of 1997") represent a decrease of 48% from total revenue of $50,782 for the three months ended March 31, 1996 ("first quarter of 1996"). This decrease is primarily attributed to the decline in POWERX sales of 52% due to one major client reducing the number of members, resulting in a $23,653 reduction in sales dollars for the period. Revenues from the sale of medical equipment decreased $652, or 18% for the first quarter of 1997 from the comparable 1996 period. Cost of sales (as a percentage of total revenues) increased to 28% for the first quarter of 1997, from 19% for the comparable 1996 period because the one major client with reduced activity pays on a payroll deduction option, but the cost of goods is realized in the first month.

    Operating expenses for the first quarter of 1997 decreased 23% when compared to the same period for 1996, primarily due to the 73% decrease in commissions paid and the 79% decrease in consulting fees due to a concerted effort to minimize consulting activities. This decrease was partially offset by the 223% increase in rent expense due to the entering into a new lease with expanded facilities, and related the related increase in building maintenance expense from $859 for the first quarter of 1996 to $9,595 for the corresponding 1997 period. Travel and entertainment expense also increase 610% during the first quarter of 1997 compared to the corresponding 1996 period due to increased marketing activity.

    As a percentage of total revenues, operating expenses increased from 658% for the first quarter of 1996 to 983% for the first quarter of 1997 reflecting decreased sales and the increase in related operating expenses. The net loss for the first quarter of 1997 decreased to $251,940 from $304,215 for the comparable 1996 period, due to the decreased in operating expenses.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at March 31, 1997 was a negative $2,638,419 compared to a negative $2,609,004 at December 31, 1996, primarily due to the $139,534 decrease in cash during the period and partially offset by the $86,299 decrease in accrued expenses.

    Net cash used by operating activities for the first quarter of 1997 was $335,034 compared to net cash used of $226,545 for the comparable 1996 period, attributed to the net loss form operations and decrease in accrued expenses, and also due to $765,000 in common stock issued in the first quarter of 1996 for services. Also, net cash provided by financing activities during the first quarter of 1997 was $195,500 from the issuance of common stock for cash compared to net cash provided of $385,854 for the comparable 1996 period, primarily from the proceeds from the issuance of
convertible debentures.   The 1996 period also reflects $20,000
from loans from individuals and $35,000 from loans from stockholders.

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

    As of March 31, 1997, the Company had total assets of $624,492 and total stockholders' deficiency of $2,391,199. In comparison, as of December 31, 1996, the Company had total assets of $781,543 and total stockholders' deficiency of $2,345,759. This 20% decrease in total assets for the three month period ended March 31, 1997 is primarily due to the decreases in cash.

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

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the third quarter of 1997. Management estimates that its current level of operations requires approximately $70,000 per month in cash based upon average monthly cash flows in 1996. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarters, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the second quarter of 1997. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.

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

    The Company has been advised by the NASD that its inquiries should not be construed as indicating that any violation of NASD rules had occurred, or as a reflection on the merits of the Company's securities or on any person who effected a transaction in such securities. The Company was similarly advised by the SEC that the existence of the SEC's inquiry was not to be construed as an indication by the SEC that any violation of law had occurred, nor was it to be considered an adverse reflection on any person, entity or security. The Company is unaware of the circumstances concerning the investigation by the NASD and SEC and is not able to speculate as to the outcome or possible effect of the investigation on the Company. The Company does not believe that it, its officers or directors violated any securities laws, rules or regulation in offering, selling or trading in the securities of the Company. To date, to the best knowledge of the Company, no action has been taken by or on behalf of either the NASD or the SEC against the Company or its officers or directors.

Item 2.  Changes In Securities

    In February and March 1997 the Company made sales of 3,303,333 shares of its authorized but previously unissued common stock to a total of eight private investors at the purchase price of $.05 and $.15 per share. The issuance of the shares was made in private transactions with individual investors executing a subscription agreement, and was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The aggregate proceeds from the sale were $195,500 and were applied to the general operating and administrative expenses of the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended March 31, 1997.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL HEALTH & SAFETY CORPORATION



Date:  May 14, 1997                    By  /S/ R. Dennis Bowers
                                               (Signature)
                                       R. DENNIS BOWERS, President



Date:  May 14, 1997                    By  /S/ Roger H. Folts
                                               (Signature)
                                       ROGER H. FOLTS, Vice
                                       President, Treasurer and
                                       Chief Financial Officer