Form 10KSB/A
period 1996-12-31
NATIONAL HEALTH & SAFETY CORP
filed 1997-05-15
CIK 901899

MARKED TO SHOW CHANGES

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Amendment No. 1
                                     to
                                FORM 10-KSB/A
(Mark One)
   X       Annual Report Pursuant to Section 13 or 15(d) of The
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

                          Summary Compensation Table

                                               Other     All
                                               Annual   Other
Name and                                       Compen-  Compen-
Principal Position     Year    Salary   Bonus  sation   sation
R. Dennis Bowers,      1994   $ 8,333   $ -0- $  -0-   $ -0-
  President, C.E.O.    1995    18,333     -0-    -0-     -0-
                       1996    99,750     -0-  1,779     -0-

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

Dated:  May 15, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                               Date


                              President, C.E.O.                 May 15, 1997
 /S/  R. Dennis Bowers        and Director
         (Signature)
    R. Dennis Bowers


                              Vice President,                   May 15, 1997
 /S/ Patricia S. Bathurst     Secretary and
       (Signature)            Director
  Patricia S. Bathurst


                              Vice Presidents,                  May 15, 1997
 /S/  Roger H. Folts          Treasurer and
     (Signature)              Director
    Roger H. Folts            (Chief Financial Officer)
                              (Principal Accounting Officer)