Form 10QSB
period 1997-06-30
NATIONAL HEALTH & SAFETY CORP
filed 1997-08-13
CIK 901899

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class           Outstanding as of June 30, 1997

Common Stock, $.001 par value               27,163,823

                             TABLE OF CONTENTS

Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- June 30, 1997 and
            December 31, 1996. . . . . . . . . . . . . .    2

          Statements of Operations -- three and six months
            ended June 30, 1997 and 1996 . . . . . . . .    4

          Statements of Stockholders' Equity (Deficit) .    5

          Statements of Cash Flows -- three and six months
            ended June 30, 1997 and 1996 . . . . . . . .    6

          Notes to Financial Statements  . . . . . . . .    8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . .   14

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   17

Item 2.   Changes In Securities. . . . . . . . . . . . .   18

Item 3.   Defaults Upon Senior Securities. . . . . . . .   18

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . .   18

Item 5.   Other Information. . . . . . . . . . . . . . .   18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   18

          SIGNATURES . . . . . . . . . . . . . . . . . .   19

                                  PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1997, have been prepared by the Company.















                   NATIONAL HEALTH & SAFETY CORPORATION


                           FINANCIAL STATEMENTS

                    June 30, 1997 and December 31, 1996

                    NATIONAL HEALTH & SAFETY CORPORATION
                                Balance Sheets


                                    ASSETS

                                               June 30,    December 31,
                                               1997           1996
                                               (Unaudited)
CURRENT ASSETS

  Cash                                         $   70,098  $ 161,503
  Accounts receivable, net of allowance
   for doubtful accounts of $48,212                33,542     39,908

     Total Current Assets                         103,640    201,411

PROPERTY AND EQUIPMENT (Note 1)

  Furniture and fixtures                            7,088      7,088
  Computer equipment                              129,649    129,649
  Office equipment                                 29,062     29,062

     Total Property and Equipment                 165,799    165,799


  Less accumulated depreciation                  (138,426)  (129,343)

     Net Property and Equipment                    27,373     36,456

OTHER ASSETS

  Prepaid expenses (Note 1)                       500,000    500,000
  Deferred loan costs (Note 1)                     16,876     34,378
  Deposits                                          9,298      9,298

     Total Other Assets                           526,174    543,676

TOTAL ASSETS                                   $  657,187  $ 781,543

                    NATIONAL HEALTH & SAFETY CORPORATION
                          Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               June 30,   December 31,
                                                  1997        1996
                                               (Unaudited)
CURRENT LIABILITIES

  Accounts payable                             $  344,756  $ 416,710
  Loans payable, stockholder (Note 3)             682,025    672,025
  Loans payable, individuals (Note 2)             780,741    602,082
  Accrued expenses (Note 5, 8)                  1,065,138  1,119,598

     Total Current Liabilities                  2,872,660  2,810,415

LONG-TERM DEBT

  Convertible debentures (Note 6)                 191,887    316,887

COMMITMENT AND CONTINGENCIES (Note 5)                -          -

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value; 25,000,000
   shares authorized; 14,363 shares issued and
   outstanding                                         14         14
  Common stock; $.001 par value, 50,000,000 shares
   authorized; 27,163,823 and 21,146,105 shares
   issued and outstanding, respectively            27,164     21,146
  Additional paid-in capital                    6,639,221  6,227,239
  Stock subscriptions receivable                 (733,000)  (766,000)
  Accumulated deficit                          (8,340,759) (7,828,158         )

     Total Stockholders' Deficiency            (2,407,360) (2,345,759         )

     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIENCY                             $   657,187  $  781,543

                    NATIONAL HEALTH & SAFETY CORPORATION
                           Statements of Operations
                                 (Unaudited)


                      For the Three Months Ended For the Six Months Ended
                                  June 30,             June 30,
                               1997      1996        1997      1996

SALES                      $  23,616  $  64,312  $  49,936  $ 115,094

OPERATING COSTS AND EXPENSES

  Cost of sales                5,960     24,422     13,316     34,287
  Operating expenses         267,791    676,337    526,596  1,010,280

                             273,751    700,759    539,912  1,044,567

LOSS FROM OPERATIONS        (250,135)  (636,447)  (489,976)  (929,473)

OTHER EXPENSE

  Interest                    10,526     13,736     22,625     24,925

NET LOSS                   $(260,661) $(650,183) $(512,601) $(954,398)

LOSS PER SHARE             $   (0.02) $   (0.06) $   (0.04) $   (0.08)

                      NATIONAL HEALTH & SAFETY CORPORATION
             Statements of Stockholders' Equity (Deficit) (Continued)


                                         Additional      Stock
                     Preferred  Common     Paid-in    Subscriptions Accumulated
                       Stock     Stock     Capital     Receivable     Deficit

Balance, December 31,
 1995                   $ 14  $  22,526   $83,823,970 $(80,500,000) $(5,853,195)

Cancellation of stock
 subscriptions            -     (13,300)  (79,986,700)  80,000,000         -

Contribution of capital
  by investor             -        -          114,439         -            -

Issuance of common stock
 in payment of debt       -       3,105       521,894          -           -

Issuance of common stock
 for prepaid advertising  -         378       329,030      (266,000)       -

Issuance of common stock
 for services rendered    -         619     1,067,048          -           -

Issuance of common stock
 for cash                 -       7,818       357,558          -           -

Net loss for the year ended
 December 31, 1996        -        -             -             -     (1,974,963)

Balance, December 31,
 1996                     14     21,146     6,227,239      (766,000) (7,828,158)

Issuance of common stock
 for cash                 -       6,018       411,982        33,000        -

Net loss for the six months
 ended June 30, 1997
 (Unaudited)              -        -             -             -       (512,601)

Balance, June 30, 1997  $ 14  $  27,164    $6,639,221    $ (733,000)$(8,340,759)

                     NATIONAL HEALTH & SAFETY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                             For the Three Months Ended For the Six Months Ended
                                           June 30,              June 30,
                                       1997       1996      1997         1996

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net income (loss)                $(260,661) $ (650,183) $(512,601) $ (954,398)
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Common stock issued for services   -         524,929       -      1,289,929
    Depreciation and amortization    13,293       16,024     26,585      23,299
  (Increase) decrease in:
    Prepaid expenses                   -        (293,000)      -       (293,000)
    Accounts receivable               4,874      (18,985)     6,366     (16,992)
    Notes receivable                   -         (21,262)      -        (39,262)
    Deposits                           -          (9,160)      -         (9,160)
  Increase (decrease) in:
    Accounts payable                (60,375)      (3,522)   (71,954)   (672,757)
    Accrued expenses                 31,839       53,821    (54,460)     44,458

Net Cash Used by Operating
 Activities                        (271,030)    (401,338)  (606,064)   (627,883)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                -          (6,076)      -         (6,076)

Net Cash Used by Investing Activities  -          (6,076)      -         (6,076)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from convertible debentures -         350,000       -        700,000
  Payment of deferred loan costs       -         (58,000)      -        (77,264)
  Repayment of loans, individuals      -            -          -           (102)
  Proceeds from loans, individuals  178,659         -       178,659      20,000
  Proceeds from stockholders' loan   10,000         -        10,000      35,000
  Repayment of loans, stockholders'    -         (32,000)      -        (32,000)
  Issuance of common stock          130,500         -       326,000         220

Net Cash Provided by Financing
 Activities                         319,159      260,000    514,659     645,854

INCREASE (DECREASE) IN CASH          48,129     (147,414)   (91,405)     11,895

CASH, BEGINNING OF PERIOD            21,969      214,585    161,503      55,276

NET CASH, END OF PERIOD           $  70,098   $   67,171  $  70,098  $   67,171

                     NATIONAL HEALTH & SAFETY CORPORATION
                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                           For the Three Months Ended   For the Six Months Ended
                                         June 30,                June 30,
                                    1997          1996       1997        1996

SUPPLEMENTAL DISCLOSURE

  Cash paid for interest
   during the period             $  10,526   $   13,736   $  22,625   $  24,925

NON-CASH FINANCING ACTIVITIES

  Issuance of common stock
   for services rendered and
   prepaid expenses              $    -       $ 524,929   $    -     $1,289,929

  Issuance of common stock
   for debt                      $ 125,000    $ 318,085   $ 125,000  $  318,085

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                          June 30, 1997 and 1996

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

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures          7 years
                 Office equipment                7 years
                 Computers                       5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $9,083 for the six months ended June 30, 1997.

       d.  Loss per Share

       The Company has computed the loss per share based upon the weighted average number of shares outstanding during the period.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            June 30, 1997 and 1996

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

       g. Provision for Taxes

       At June 30, 1997, the Company had net operating loss carryforwards of approximately $8,250,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            June 30, 1997 and 1996

NOTE  2 - LOANS PAYABLE, INDIVIDUALS
                                                         June 30,   December 31,
                                                          1997           1996
                                                       (Unaudited)
        Private Placement Advances
        The Company received advances from certain
        individuals under various private placements. The
        Company has agreed to issue common stock to
        these individuals upon securing additional financing.
        Some of the individuals who had advanced funds
        were partially repaid.                             $  55,540  $   55,540

        Loans, Individuals

        During the last four years, the Company was
        advanced money from various individuals for
        working capital purposes which bear interest
        at 8% to 10%.  If the Company is successful in
        obtaining additional capital, it intends to exchange
        a majority of these loans for common stock and the
        remainder of the  loans will be repaid.              725,201     546,542

                                                           $ 780,741  $  602,082

NOTE  3 - LOAN PAYABLE, STOCKHOLDER

        Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start- up of the Company. These costs have been capitalized and will be amortized over a five-year period. Over the years the stockholder advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $682,025 at June 30, 1997.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            June 30, 1997 and 1996

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

           Rent expense amounted to $71,884 for the six months ended June 30, 1997.

           Effective February 1996, the Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $314,500 and $352,000 for the year ended December 31, 1997. At June 30, 1997, total deferred income for these three individuals was $657,421. This amount is included in accrued expenses.

           The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $325,000 is accrued at June 30, 1997 which covers the total remaining obligation.


                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            June 30, 1997 and 1996

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

NOTE 6 - CONVERTIBLE DEBENTURES

           During 1996, the Company issued convertible debentures with a face value of $650,000. $450,000 of these debentures were converted during 1996, and the remaining $200,000 have a maturity date of May 20, 1998 and bear interest at 9%. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to 50% of the lowest closing bid price on any day after December 19, 1996 until the date of conversion.

NOTE  7 - PREFERRED STOCK

           In 1992, the Company entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of the Company and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. The stock is redeemable at $41.78 per share (aggregate - $600,086), payable as follows:

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                            June 30, 1997 and 1996

NOTE  7 -  PREFERRED STOCK (Continued)

              Upon closing of a private placement issue               $   50,011
              Upon closing of secondary public offering                   50,011
              One year after closing of a secondary public offering      150,074
              Two years after closing of a secondary public offering     174,975
              Three years after closing of a secondary public offerin    175,015

                                                                      $  600,086
NOTE 8 -   RELATED PARTY TRANSACTIONS

           Included in accounts payable at June 30, 1997 is an amount due to a corporation affiliated with the Company through common management and stock ownership, representing fees for administrative services rendered to the Company in 1991 and prior years. The amount was $26,279 at June 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and six month periods ended June 30, 1997 and 1996. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                           Three Months Ended     Six Months Ended
                                  June 30,            June 30,
                               1997      1996       1997     1996
                                 (Unaudited)         (Unaudited)
Sales. . . . . . . . . . .       100 %    100 %       100 %   100 %
Cost of sales. . . . . . .        25       38          27      30
Operating expenses . . . .      1134     1052        1055     878
(Loss) from operations . .     (1059)    (990)       (982)   (808)
Other expenses - interest         45       21          45      22
Net (loss) . . . . . . . .     (1104)   (1011)      (1027)   (829)


Results of Operations

  Total sales for the second quarter of 1997 decreased 63% from the second quarter of 1996 primarily attributed to the 64% decrease in POWERX Card sales due primarily to an 89% reduction in the number of members covered by a major customer, and the 58% decrease in medical equipment sales due reduced marketing effort in this lower profitability area.
For the first six months of 1997, total sales decreased 56% from the comparable 1996 period primarily attributed to the 59% decrease in POWERX sales due to the continued reduction in covered members of a major customer, and the 45% decrease in medical equipment sales attributed to continued reduced marketing efforts. Cost of sales (as a percentage of total revenues) decreased to 25% for the second quarter of 1997, from 38% for the second quarter of 1996 period, and decreased to 27% for the first six months of 1997 from 30% for the comparable 1996 period. These percentage decreases for the 1997 periods are the result of the Company's intention to reduce sales in the high cost medical equipment area. Actual cost of sales decreased 76% for the second quarter of 1997 compared to the second quarter of 1996 due to lower sales activity and better product mix, and decreased 61% for the first six months of 1997 from the comparable 1996 period due to lower sales level and improved product mix.

  Operating expenses for second quarter and first six months of 1997 decreased 60% and 48%, respectively, when compared to the corresponding 1996 periods, primarily attributed to decreases in the following items; salaries paid (33% and 19% decreases for the second quarter and first six months of 1996, respectively) due to staff reductions; commissions paid (51% and 61% decreases for the second quarter and first six months of 1996, respectively) due to lower sales activity; promotional expense (18% and 16% decreases for the second quarter and first six months of 1996, respectively) due to the elimination of one direct mail item promoting medical equipment sales; consulting expenses (96% and 91% decreases for the second quarter and first six months of 1996, respectively) due to the elimination of two consultants in 1997 that had been active in 1996; and organizational expenses (99% and 96% decreases for the second quarter and first six months of 1997, respectively) due to a one time due diligence expense for a potential acquisition in 1996. These decreases were partially offset by increases in rental and lease expense of 124% and 157% for the second quarter and first six months of 1997, respectively, due to a new lease entered into in June 1996, and increases in travel and entertainment expenses of 31% and 73% for the second quarter and first six months of 1997, respectively, due to fund raising activities and completion of the Company's doctor hospital network.

  As a percentage of total revenues, operating expenses increased from 1052% for the second quarter of 1996 to 1134% for the second quarter of 1997, and from 878% for the first six months of 1996 to 1055% for the first six months of 1997.

  The net loss for the second quarter and first six months of 1997 decreased 60% to $260,661 and 46% to $512,601, respectively, as compared with the corresponding 1996 periods. These results are primarily attributed to the significant decreases in operating expenses for the 1997 periods resulting from lower sales and close control over expenses.

Liquidity and Capital Resources

  Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at June 30, 1997 was a negative $2,769,020, a decrease from the negative $2,609,004 at December 31, 1996, primarily due to the $91,405 (57%) decrease in cash, $71,954 (17%) decrease in accounts payable and $54,460 (5%) decrease in accrued expenses during the period and partially offset by the $178,659 (30%) increase in loans payable to individuals.

  Net cash used by operating activities for the second quarter and first six months of 1997 was $271,030 and $606,064, respectively, compared to net cash used of $401,338 and $627,883 for the comparable 1996 periods. These decreases are primarily attributed to the smaller net loss form operations in the 1997 periods and certain prepaid expenses during the 1996 periods, and also due to $524,929 and $1,289,929 in common stock being issued for services in the second quarter and first six months of 1996, respectively. Net cash provided by financing activities for the second quarter and first six months of 1997 was $319,159 and $514,659, respectively, compared to net $260,000 and $645,854 for the 1996 periods. These results are due to proceeds received in the 1996 periods from convertible debentures

  The Company anticipates meeting its working capital needs during the remainder of the 1997 fiscal year partially with revenues from operations, and by investigating the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's products. Management has not entered into any new arrangements or definitive agreements for additional private placement of securities and/or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

  As of June 30, 1997, the Company had total assets of $657,187 and total stockholders' deficiency of $2,407,360. In comparison, as of December 31, 1996, the Company had total assets of $781,543 and total stockholders' deficiency of $2,345,759. This 16% decrease in total assets for the six month period ended June 30, 1997 is primarily due to the decreases in cash.

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

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the fourth quarter of 1997. Management estimates that its current level of operations requires approximately $70,000 per month in cash based upon average monthly cash flows in 1996. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarters, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the third quarter of 1997. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.

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

Item 2.     Changes In Securities

    During the second quarter of 1997, the Company issued 1,694,385 shares of its authorized but previously unissued common to one person upon the conversion of certain convertible debentures and an additional 1,020,000 shares of authorized but previously unissued common stock to a total of 7 persons, at the purchase price of $.05 and $.15 per share and for services. The issuance of the shares for cash and services was made in private transactions with individual investors executing a subscription agreement, and was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The aggregate proceeds from the sale were $95,500 and were applied to the general operating and administrative expenses of the Company. The issuance of shares pursuant to the conversion of the debentures was made in reliance on the exemption from registration provided by Section 3(a)(9) and Regulation S of the Act.

Item 3.     Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.     Other Information

    This Item is not applicable to the Company.

Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibit 27 - Financial Data Schedules

    (b)     Reports on Form 8-K

       No report on Form 8-K was filed by the Company during the three month period ended June 30, 1997.

                                  SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NATIONAL HEALTH & SAFETY CORPORATION



Date:  August 13, 1997               By       /S/ R. Dennis Bowers
                                                     (Signature)
                                     R. DENNIS BOWERS, President



Date:  August 13, 1997               By       /S/ Roger H. Folts
                                                   (Signature)
                                     ROGER H. FOLTS, Vice
                                     President, Treasurer and
                                     Chief Financial Officer