Form 10QSB
period 1997-09-30
NATIONAL HEALTH & SAFETY CORP
filed 1997-11-12
CIK 901899

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class           Outstanding as of September 30, 1996

Common Stock, $.001 par value               32,241,168

                             TABLE OF CONTENTS

Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- September 30, 1997 and
          December 31, 1996. . . . . . . . . . . . . . .    2

          Statements of Operations -- three months and
          nine months ended September 30, 1997 and 1996.    4

          Statements of Stockholders' Equity (Deficit) .    5

          Statements of Cash Flows -- three months and
          nine months ended September 30, 1997 and 1996.    6

          Notes to Financial Statements  . . . . . . . .    8

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   14

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   16

Item 2.   Changes In Securities. . . . . . . . . . . . .   17

Item 3.   Defaults Upon Senior Securities. . . . . . . .   17

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   17

Item 5.   Other Information. . . . . . . . . . . . . . .   17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   17

          SIGNATURES . . . . . . . . . . . . . . . . . .   18

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1997, have been prepared by the Company.















                   NATIONAL HEALTH & SAFETY CORPORATION


                           FINANCIAL STATEMENTS

                 September 30, 1997 and December 31, 1996

                    NATIONAL HEALTH & SAFETY CORPORATION
                                Balance Sheets


                                    ASSETS

                                            September 30, December 31,
                                                  1997       1996
                                               (Unaudited)
CURRENT ASSETS

  Cash                                         $  392,764  $ 161,503
  Accounts receivable, net of allowance
   for doubtful accounts of $44,122                36,422     39,908

     Total Current Assets                         429,186    201,411

PROPERTY AND EQUIPMENT (Note 1)

  Furniture and fixtures                            7,088      7,088
  Computer equipment                              129,649    129,649
  Office equipment                                 29,062     29,062

     Total Property and Equipment                 165,799    165,799


  Less accumulated depreciation                  (142,968)  (129,343)

     Net Property and Equipment                    22,831     36,456

OTHER ASSETS

  Prepaid expenses (Note 1)                       500,000    500,000
  Deferred loan costs (Note 1)                      8,125     34,378
  Deposits                                          9,298      9,298

     Total Other Assets                           517,423    543,676

TOTAL ASSETS                                   $  969,440  $ 781,543

                    NATIONAL HEALTH & SAFETY CORPORATION
                          Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             September 30, December 31,
                                                  1997        1996
                                               (Unaudited)
CURRENT LIABILITIES

  Accounts payable                             $  357,429  $ 416,710
  Loans payable, stockholder (Note 3)             672,025    672,025
  Loans payable, individuals (Note 2)             746,542    602,082
  Accrued expenses (Note 5, 8)                  1,299,612  1,119,598

     Total Current Liabilities                  3,075,608  2,810,415

LONG-TERM DEBT

  Convertible debentures (Note 6)                 141,887    316,887

COMMITMENT AND CONTINGENCIES (Note 5)              -          -

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value; 25,000,000 shares
   authorized; 14,363 shares issued and outstanding    14         14
  Common stock; $.001 par value, 50,000,000 shares
   authorized; 32,241,168 and 21,146,105 shares
   issued and outstanding, respectively            32,241     21,146
  Additional paid-in capital                    7,193,004  6,227,239
  Stock subscriptions receivable                 (716,500)  (766,000)
  Accumulated deficit                          (8,756,814) (7,828,158)

     Total Stockholders' Deficiency            (2,248,055) (2,345,759)

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY $ 969,440  $  781,543

                    NATIONAL HEALTH & SAFETY CORPORATION
                           Statements of Operations
                                 (Unaudited)


                        For the Three Months Ended For the Nine Months Ended
                                September 30,        September 30,
                               1997       1996       1997      1996

SALES                      $  27,909  $  57,137  $  77,845  $172,231

OPERATING COSTS AND EXPENSES

  Cost of sales                7,089     12,023     20,405    46,310
  Operating expenses         425,697    422,459    952,293  1,432,739

                             432,786    434,482    972,698  1,479,049

LOSS FROM OPERATIONS        (404,877)  (377,345)  (894,853)(1,306,818)

OTHER EXPENSE

  Interest                    11,178      7,691     33,803     32,616

NET LOSS                   $(416,055) $(385,036) $(928,656) $(1,339,434)

LOSS PER SHARE             $   (0.01) $   (0.03) $   (0.05) $     (0.11)

                      NATIONAL HEALTH & SAFETY CORPORATION
             Statements of Stockholders' Equity (Deficit) (Continued)


                                          Additional     Stock
                       Preferred Common     Paid-in  Subscriptions  Accumulated
                          Stock   Stock     Capital    Receivable     Deficit

Balance, December 31, 1995 $14  $ 22,526 $ 83,823,970 $(80,500,000) $(5,853,195)

Cancellation of stock
 subscriptions               -   (13,300) (79,986,700)  80,000,000         -

Contribution of capital by
 investor                    -      -         114,439         -            -

Issuance of common stock
 in payment of debt          -     3,105      521,894         -            -

Issuance of common stock
 for prepaid advertising     -       378      329,030     (266,000)        -

Issuance of common stock
 for services rendered       -       619    1,067,048         -            -

Issuance of common stock
 for cash                    -     7,818      357,558         -            -

Net loss for the year ended
 December 31, 1996           -      -            -            -      (1,974,963)

Balance, December 31, 1996  14    21,146    6,227,239     (766,000)  (7,828,158)

Issuance of common stock
 for cash and debt
 (Unaudited)                 -    11,095      965,765       49,500         -


Net loss for the nine months
 ended September 30, 1997
 (Unaudited)                 -      -            -             -       (928,656)

Balance, September 30, 1997
 (Unaudited)              $ 14  $ 32,241   $7,193,004     $(716,500)$(8,756,814)

                    NATIONAL HEALTH & SAFETY CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)


                           For the Three Months Ended  For the Nine Months Ended
                                     September 30,           September 30,
                                   1997        1996        1997        1996

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                     $ (416,055) $ (385,036) $ (928,656) $ (1,339,434)
  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
    Common stock issued for services -          6,000        -        1,295,929
    Depreciation and amortization  13,293      24,777      39,878        48,076
  (Increase) decrease in:
    Prepaid expenses                 -         13,500        -         (279,500)
    Accounts receivable            (2,880)      7,265       3,486        (9,727)
    Notes receivable                 -         18,750        -          (20,512)
    Deposits                         -          9,999        -              839
  Increase (decrease) in:
    Accounts payable               12,673      95,533     (59,281)     (577,224)
    Accrued expenses              234,474      24,432     180,014        68,890

Net Cash Used by Operating
   Activities                    (158,495)   (184,780)   (764,559)     (812,663)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment              -         (2,876)       -           (8,952)

Net Cash Used by Investing Activities-         (2,876)       -           (8,952)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from convertible
    debentures                       -           -           -          700,000
  Payment of deferred loan costs     -         10,334        -          (66,930)
  Repayment of loans, individuals (34,199)       -        (34,199)         (102)
  Proceeds from loans, individuals   -         59,999     178,659        79,999
  Proceeds from stockholders' loan   -         65,056      10,000       100,056
  Repayment of loans,
    stockholders'                 (10,000)       -        (10,000)      (32,000)
  Issuance of common stock        525,360        -        851,360           220

Net Cash Provided by Financing '
  Activities                      481,161     135,389     995,820       781,243

INCREASE (DECREASE) IN CASH       322,666     (52,267)    231,261       (40,372)

CASH, BEGINNING OF PERIOD          70,098      67,171     161,503        55,276

NET CASH, END OF PERIOD         $ 392,764  $   14,904   $ 392,764     $  14,904

                     NATIONAL HEALTH & SAFETY CORPORATION
                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                          For the Three Months Ended   For the Nine Months Ended
                                      September 30,          September 30,
                                     1997      1996         1997        1996

SUPPLEMENTAL DISCLOSURE

  Cash paid for interest
   during the period             $  11,178  $   7,691    $  33,803    $  32,616

NON-CASH FINANCING ACTIVITIES

  Issuance of common stock
   for services rendered and
   prepaid expenses              $    -     $   6,000    $    -      $1,295,929

  Issuance of common stock
   for debt                      $  50,000  $ 250,000    $ 175,000     $568,085

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                        September 30, 1997 and 1996

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

       b.  Accounts Receivable

       Accounts receivable are shown net of an allowance for doubtful accounts of $8,200. Bad debts are written off in the period in which they are deemed uncollectible. Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures          7 years
                 Office equipment                7 years
                 Computers                       5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $13,625 for the nine months ended September 30, 1997.

       d.  Loss per Share

       The Company has computed the loss per share based upon the weighted average number of shares outstanding during the period.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                          September 30, 1997 and 1996

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

       g. Provision for Taxes

       At September 30, 1997, the Company had net operating loss carryforwards of approximately $8,650,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                         September 30, 1997 and 1996

NOTE  2 - LOANS PAYABLE, INDIVIDUALS
                                                      September 30, December 31,
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

        Loans, Individuals

        During the last four years, the Company was
        advanced money from various individuals for
        working capital purposes which bear interest
        at 8% to 10%.  If the Company is successful in
        obtaining additional capital, it intends to exchange
        a majority of these loans for common stock and the
        remainder of the  loans will be repaid.              691,002    546,542

                                                           $ 746,542  $ 602,082

NOTE  3 - LOAN PAYABLE, STOCKHOLDER

        Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start- up of the Company. These costs have been capitalized and will be amortized over a five-year period. Over the years the stockholder advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $672,025 at September 30, 1997.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                         September 30, 1997 and 1996

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

           Rent expense amounted to $107,826 for the nine months ended September 30, 1997.

           Effective February 1996, the Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $314,500 and $352,000 for the year ended December 31, 1997. At September 30, 1997, total deferred income for these three individuals was $709,602. This amount is included in accrued expenses.

           The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $315,000 is accrued at September 30, 1997 which covers the total remaining obligation.

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                         September 30, 1997 and 1996

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

NOTE 6 - CONVERTIBLE DEBENTURES

           During 1996, the Company issued convertible debentures with a face value of $650,000. $575,000 of these debentures were converted during 1996 and 1997, and the remaining $75,000 have a maturity date of May 20, 1998 and bear interest at 9%. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to 50% of the lowest closing bid price on any day after December 19, 1996 until the date of conversion.

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

                    NATIONAL HEALTH & SAFETY CORPORATION
                        Notes to Financial Statements
                         September 30, 1997 and 1996


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
NOTE 8 - RELATED PARTY TRANSACTIONS

           Included in accounts payable at September 30, 1997 is an amount due to a corporation affiliated with the Company through common management and stock ownership, representing fees for administrative services rendered to the Company in 1991 and prior years. The amount was $16,948 at September 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and nine month periods ended September 30, 1997 and 1996. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                            Three Months Ended      Nine Months Ended
                                September 30,        September 30,
                               1997      1996        1997     1996
                                 (Unaudited)          (Unaudited)
Sales. . . . . . . . . . .       100 %    100 %       100 %   100 %
Cost of sales. . . . . . .        26       21          26      27
Operating expenses . . . .      1525      739        1223     832
(Loss) from operations . .     (1451)    (660)      (1149)   (759)
Other expenses - interest         40       14          44      19
Net (loss) . . . . . . . .     (1491)    (674)      (1193)   (778)


Results of Operations

  Total sales for the third quarter of 1997 decreased 51% from the third quarter of 1996 attributed to the 54% decrease in POWERX Card sales due to the reduction in the number of members covered by a major customer. Sales for the first nine months of 1997 decreased 55% from the comparable 1996 period attributed to the 57% decrease in POWERX sales and 37% decrease in medical equipment sales due to reduced promotional efforts in this lower profitability sector. Cost of sales decreased 41% and 56% for the third quarter and first nine months of 1997, respectively, due to lower sales activities. Cost of sales (as a percentage of total sales) increased to 26% for the third quarter of 1997, from 21% for the third quarter of 1996, a result of lower sales, and decreased from 27% for the first nine months of 1996 to 26% for the first nine months of 1997 reflecting a better product mix.

  Operating expenses for the third quarter of 1997 remained relatively stable (less than 1% increase) and decreased 34% for the first nine months of 1997. This 34% decrease was attributed to the 22% decrease in salaries paid due to staff reductions; the 52% decrease in commissions paid due to the elimination of one direct mail item promoting medical equipment sales; the 57% decrease in consulting expenses due to the elimination of two consultants; the 50% reduction in promotion expenses due to decreased marketing; and the 93% decrease in organizational expenses due to a one time due diligence expense for a potential acquisition in 1996. These decrease were partially offset by the 99% increase in travel and entertainment expenses related to fund raising activities and the 44% increase in rental and leases expense due to a new lease entered into in June 1996. As a percentage of total revenues, operating expenses increased from 739% for the third quarter of 1996 to 1529% for the third quarter of 1997, and from 832% for the first nine months of 1996 to 1223% for the first nine months of 1997.

  The net loss for the third quarter of 1997 increased 8% to $416,055, primarily attributed to the decrease in sales. For the first nine months of 1997, net loss decreased 31% to $928,656 due to significant decreases in operating expenses resulting from lower sales and closer control over expenses.

Liquidity and Capital Resources

  Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at September 30, 1997 was a negative $2,646,422, a decrease from the negative $2,609,004 at December 31, 1996, due to the $180,014 (16%)
increase in accrued expenses during the period and the $144,460 (24%)increase in loans payable to individual. The decrease in working capital was partially offset by the $231,281 (143%) increase in cash and $59,281 (14%) decrease in accounts payable during the period.

  Net cash used by operating activities for the third quarter and first nine months of 1997 was $158,495 and $764,559, respectively, compared to net cash used of $184,780 and $812,663 for the comparable 1996 periods. These decreases are primarily attributed to the increases in accrued expenses during 1997 and, for the first nine months of 1997, the decrease in net loss. Net cash provided by financing activities for the third quarter and first nine months of 1997 was $481,161 and $995,820, respectively, compared to net $135,389 and $781,243 for the 1996 periods. These results are due to the issuance of common stock during 1997.

  The Company anticipates meeting its near-term working capital needs partially with revenues from operations, and by investigating the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's products. Management has not entered into any new arrangements or definitive agreements for additional private placement of securities and/or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

  As of September 30, 1997, the Company had total assets of $969,440 and total stockholders' deficiency of $2,248,055. In comparison, as of December 31, 1996, the Company had total assets of $781,543 and total stockholders' deficiency of $2,345,759. This 24% increase in total assets for the nine month period ended September 30, 1997 is primarily due to the increase in cash.

  In the opinion of management, inflation has not had a material effect on the operations of the Company.

    During the next 12 months, the Company will stress the marketing of its POWERX contracts and increasing the number of POWERX members nationwide. The Company will also concentrate on the development of the corporate infrastructure necessary to service POWERX members, including the expansion of a customer service staff. Among the priorities of the Company will be the completion of an electronic data processing center to provide for the improved processing of POWERX orders.

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the first quarter of 1998. Management estimates that its current level of operations requires approximately $70,000 per month in cash based upon average monthly cash flows in 1996. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarters, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the fourth quarter of 1997. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such funds will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.
                                   PART II

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

Item 2.     Changes In Securities

    During the third quarter of 1997, the Company issued 769,230 shares of its authorized but previously unissued common to one person upon the conversion of certain convertible debentures and an additional 4,308,115 shares of authorized but previously unissued common stock to a total of 38 persons, at the purchase price of $.10 and $.12 per share and for services. The issuance of the shares for cash and services was made in private transactions with individual investors executing a subscription agreement, and was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The aggregate proceeds from the sale were $358,860 and were applied to the general operating and administrative expenses of the Company. The issuance of shares pursuant to the conversion of the debentures was made in reliance on the exemption from registration provided by Section 3(a)(9) and Regulation S of the Act.

Item 3.     Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.     Other Information

    This Item is not applicable to the Company.

Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibit 27 - Financial Data Schedules

    (b)     Reports on Form 8-K

       No report on Form 8-K was filed by the Company during the three month period ended September 30, 1997.

                                  SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NATIONAL HEALTH & SAFETY CORPORATION



Date:  November 12, 1997             By   /S/ R. Dennis Bowers
                                                (Signature)
                                     R. DENNIS BOWERS, President



Date:  November 12, 1997             By   /S/ Roger H. Folts
                                               (Signature)
                                     ROGER H. FOLTS, Vice
                                     President, Treasurer and
                                     Chief Financial Officer