Form 10KSB
period 1997-12-31
NATIONAL HEALTH & SAFETY CORP
filed 1998-04-03
CIK 901899

MARKED TO SHOW CHANGES

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
          Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes      No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State the issuer's revenues for its most recent fiscal year.
 $ 100,712

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $3,170,266  (Based on price
of $.10 as of March 31, 1998)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding as of December 31, 1997
   Common Stock, $.001 Par Value                    34,241,074

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE
Transitional Small Business Disclosure Format.   Yes     No

                   NATIONAL HEALTH & SAFETY CORPORATION

                             TABLE OF CONTENTS
                                                            Page
                                  PART I

Item 1.   Description of Business  . . . . . . . . . .       1

Item 2.   Description of Property. . . . . . . . . . .      10

Item 3.   Legal Proceedings. . . . . . . . . . . . . .      10

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . .      11

                                  PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . .      11

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . .      12

Item 7.   Financial Statements . . . . . . . . . . . .      17

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . .      30

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . .      30

Item 10.  Executive Compensation . . . . . . . . . . .      32

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . .      34

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . .      35

Item 13.  Exhibits and Reports on Form 8-K . . . . . .      36

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .      37

                                  PART I

Item 1.   Description of Business

Business Development

     National Health & Safety Corporation (the "Company") is primarily engaged in the business of providing health care products and services to the general public on a discount basis.

     The Company was incorporated in the State of Utah on May 23, 1983 and had only minimal activity until 1992. In January, 1993, the Company entered into a Merger Agreement whereby the Company merged with National Health & Safety Corporation, a Pennsylvania corporation ("NHSC-Pennsylvania"), with the Company being the surviving entity (the "Merger"). Pursuant to the terms of the Merger which was consummated on March 22, 1993, each share of NHSC-Pennsylvania common stock outstanding at the effective date of the Merger was automatically without action on the part of the holder thereof, converted into one share of the Company's Common Stock, and each share of NHSC-Pennsylvania preferred stock outstanding on the effective date of the Merger was also automatically converted into one share of the Company's Preferred Stock. The terms of the newly issued Preferred Stock were identical to the terms of the NHSC-Pennsylvania preferred stock to be exchanged. The Company also changed its corporate name to National Health & Safety Corporation. In connection with the Merger, the Company issued 1,300,000 shares of Common Stock to eight individuals designated by Peachtree Investments, Inc. ("Peachtree"), as consideration for services rendered in facilitating the transaction. See Item 12, "Certain Relationships and Related Transactions".

     The Company's principal executive offices are located at 730
Louis Drive, Warminster, Pennsylvania 18974, and its telephone number is (215) 442-0926.

Business of Issuer

     Prior to the Merger, NHSC-Pennsylvania had been engaged in developing a national healthcare marketing organization concentrating on the sale of healthcare equipment, supplies and other medical products and services. NHSC-Pennsylvania was incorporated in 1989, however, it had operated since 1985 as the healthcare services division of Horizon Development Group, Inc. in southeastern, Pennsylvania ("Horizon").

     In February 1993, NHSC-Pennsylvania merged with Mid-Atlantic Health Information Corporation, a Pennsylvania corporation ("Mid-Atlantic"), with NHSC-Pennsylvania being the surviving corporation. Although Mid-Atlantic did not engage in any business activity, it owned the rights to certain national database software designed to provide a comprehensive centralized health database in the United States for medical and epidemiological research data. Management believed that the acquisition of Mid-Atlantic would enable the Company to develop, when adequate financing was available, a health database of research information which could be ultimately marketed to the Company's customers. The Company does not expect to commence operating its information services division until the POWERX Medical Benefits Network program ("POWERX") is well established.

     Currently, the Company has one operating division, the POWERX Medical Benefits Network, which offers discounts on a wide range of medical and supplemental benefits for the consumer. The Company is not and does not intend to become an insurance company. Rather, it offers medical products and services, specializing in providing reduced fee access to healthcare and ancillary providers throughout the United States through POWERX. Management believes that through POWERX the Company can reduce the cost of medical care to consumers and to corporations, unions, associations, insurers and other organizations while promoting quality of care.

     POWERX Medical Benefits Network

     Through POWERX, the Company makes available directly to the consumer more than 200,000 different medical products and supplies at discounts up to 50% below retail. The POWERX Medical Benefits Network is fully operational and all of its products and services described herein are currently available. The majority of the Company's revenues are generated from annual sales of POWERX memberships and not through the use of the card. Revenues from the products and services are minimal at this time.

     The Company offers most of its products through a product listing and an "800" telephone service that is made available to participants. Some of the products offered through POWERX are as follows: contact lenses and eyeglasses; hearing aids and accessories; pharmaceutical drugs (prescription drugs); home medical equipment; home medical supplies; and miscellaneous medical products, equipment and supplies. For many of the products, POWERX members desiring to place an order need only to call a toll free number and specify the product or supply they wish to purchase. Orders may be charged to a major credit card or prepaid by check or money order and are shipped directly to the member. POWERX also offers its members the opportunity to access up to a $5,000 line of credit for medical expenses only. This line of credit can be used to charge out-of-pocket expenses including insurance deductibles and co-payments. Virtually everyone is accepted.

     Also, participants in POWERX have available to them at discount prices the services of more than 400,000 professional providers of medical services including hospitals, inpatient facilities, clinics and laboratories, physicians, pharmacies, dentists, chiropractors and home nursing care. The Company contracts directly with national preferred provider organization ("PPO") networks to provide medical services at discounts ranging from approximately
10% to 40%. PPOs are organizations that offer medical services and products to a specific group usually at a discount rate and will have an established network of professional providers. The Company will contract with individual PPOs rather than directly with the particular healthcare providers. The services of the professional providers are included in the list of services available to POWERX members at a discount under a specific plan. Individual members select the particular provider they wish to use. The Company is not involved in the contact between the professional providers and the POWERX members except to provide the name of the providers in the list of member benefits.

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

     Current POWERX professional services available include, but are not limited to, physicians, hospital, laboratory and radiology services, nursing home/extended care facility, audiology, chiropractic, dental, home nursing, orthodontic, ophthalmology and optometry. In addition to the various products and services available to POWERX members, the network also offers discounts on prescription drugs, either from local pharmacies or by mail order. In order to provide discount prescription drugs to POWERX members, the Company has entered into an agreement with a national network of retail pharmacies to provide low-cost and fast access to pharmaceutical medications. POWERX uses the PAID Prescription Network which represents national pharmacy chains as well as independent pharmacies. POWERX members requiring immediate prescriptions or other health products will be able to purchase needed medications in their local participating pharmacies at discount prices, and will also be able to order equipment and supplies easily from the Company. POWERX members can also obtain discounts on their mail order pharmaceutical purchases from participating suppliers.

     The Company also makes available to its POWERX members certain non-medical products and services at discount prices including electronic products, appliances, travel, hotels and motels, legal, auto care, grocery coupon, golf, large print books and long distance telephone service. These Consumer Product options are available in conjunction with any of the POWERX card programs for an additional annual cost.

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

     Currently, the Company has approximately 150 contracts with various organizations to provide access to POWERX benefits during 1998. Approximately 10,000 POWERX cards are presently in use. Among the benefits of POWERX is that it offers its participants the convenience of shopping in the privacy of their homes. Members have access to products and services available through POWERX. Customers wishing to order may call a toll free number and either charge their purchase to a major credit card or pay by check or money order. The Company has negotiated with its suppliers whereby the suppliers will drop-ship approximately 95% of the merchandise ordered by the Company's customers. Thus, the Company is required to warehouse only approximately 5% of its products thereby reducing the costs of inventory, warehousing, shipping, personnel and overhead. Most products are drop-shipped by United Parcel Service generally within 72 hours of receiving the order.

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

     The Company generally recommends that an organization select a basic package of benefits and also offer several independent upgrades to that package. An example of a common package would be a combination of the following benefits: Retail Pharmacy, Mail Order Pharmacy, Medical Supplies and Equipment and Vision Care. This package would have a suggested retail price of $49.00 annually. In addition, a participating organization might also offer the Dental Care program and the Hotel/Motel program, each available individually for an additional $19.00 to $29.00 (suggested retail price) annually per program.

     As part of the POWERX portfolio of services, the Company currently is able to offer the following medical benefits: Retail Pharmacy, Mail Order Pharmacy, Medical Supplies and Equipment, Vision Care, Hearing Care, Dental Care, Home Nursing Care and Chiropractic Care. During 1997, the Company added two new programs; physician, hospital, laboratory, radiology and other ancillary care, and a long-term care nursing home program. The Company is also currently capable of offering the following supplemental (non-medical) programs to its members: Travel Reservations, Hotel/Motel, Golfers' Passport, Grocery Coupon, Large Print Book, Auto Care, Consumer Buying Network with Extended Warranty, Legal Services and Long Distance Telephone programs. Although the Company is constantly seeking to expand the number and variety of programs and providers that are part of the POWERX Network, there can be no assurance that the Company will retain any particular program or provider for any particular period of time. In the future, the Company may add or remove the programs that are available through the POWERX Network and also increase or decrease the number of providers that participate in the POWERX Network. Management believes that these possible changes are part of the normal evolution of the developing overall program.

     Through a network of more than 500 suppliers of various products, the Company makes available approximately 200,000 medical supplies and other products to institutional users such as nursing homes, doctors, dentists, clinics, insurance companies and health maintenance organizations ("HMOs"). Marketing of these services is directed at the small-volume buyers and markets and uses mail order catalogs and special promotional mailings.

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

Product and Development

     The Company has previously conducted a test marketing campaign in various cities using actual POWERX cards and participating pharmacies, dentists, and other medical services providers.
Data collected from these tests have been used to design and customize the POWERX program currently being marketed by the Company. The Company expended $98,427 in 1994, but did not expend any money in 1995, 1996 and 1997 on development of its products. The Company believes that the POWERX product has been sufficiently developed and test marketed and therefore future development expenses will be curtailed. Management anticipates expending approximately $75,000 to $150,000 per year for at least the next two fiscal years for further development of POWERX, primarily for updating the product. Because the Company believes that the POWERX product is adequately developed for full scale marketing, this decrease in future development is not expected to have a material effect on future operations of the Company.

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

     The Company has entered into a joint venture arrangement with Ronald B. King, C.L.U., whereby the Company created a wholly owned subsidiary, National Health and Safety Corporation of Indiana, to make POWERX benefits packages available in connection with or as a wrap around to an insurance program. This entity allows the Company to process insured products through POWERX.

     The Company has also entered into several agreements with national Preferred Provider Organizations("PPOs"). Pursuant to these arrangements, POWERX members will have low cost access to the network of approximately 400,000 physicians, hospitals, clinics, radiology centers, laboratories and other medical services that are included in the national networks.

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

Government Regulation

     As part of its POWERX Network, the Company is anticipating offering certain insurance products including, but not limited to, life insurance, health insurance, accident insurance, disability insurance and other special types of insurance. Although the Company does not intend or anticipate becoming an insurance company, by offering these various insurance products, the Company's salespersons may be required to obtain the necessary state and/or federal licensing and training and may be governed by the various state and federal laws concerning sales of insurance products. POWERX members will have the opportunity to purchase discounted life, health, disability and other types of specialty insurance programs. Members do not purchase the insurance through POWERX or the Company, but rather directly from the insurance companies at a discount. Although management believes that offering discounts to its members for insurance purchases generally does not require additional licensing, it is possible that some state regulators may require the POWERX discounts to be marketed similar to other insurance products. This would require the Company to obtain additional financing in order to retain the required qualified personnel to operate and market the business.

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

Item 2.   Description of Property

     The Company's operations currently occupy approximately 10,000 square feet in Warminster, Pennsylvania, located just north of Philadelphia. The facility is subject to a lease for a term to expire on May 31, 1999 at the current monthly rental rate of $9,595. In addition to accommodating the principal business offices of the Company, the facility also provides warehouse space and houses the Company's telecommunication system that services customer calls.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1997. The Company last held a Special Meeting of Shareholders on January 29, 1993.

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

     The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1994 as reported by the North American Quotations, Inc. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                     High          Low
          1996
               First Quarter . . . . . $2.06    $  .69
               Second Quarter. . . . .  1.34       .27
               Third Quarter . . . . .   .44       .11
               Fourth Quarter. . . . .   .25       .05
          1997
               First Quarter . . . . . $ .45    $  .19
               Second Quarter. . . . .   .37       .13
               Third Quarter . . . . .   .29       .15
               Fourth Quarter. . . . .   .19       .10

     As of December 31, 1997 the Company had issued and outstanding 34,241,074 shares of Common Stock and there were approximately 405 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

Results of Operations

     The following table sets forth, for the two most recent fiscal years ended December 31, 1997 and 1996, the percentage relationship to total revenues of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                       Years Ended December 31,
                                             1997       1996
Total sales. . . . . . . . . . . . . . .      100%       100%
Costs of sales . . . . . . . . . . . . .       27         27
Operating expenses . . . . . . . . . . .     1305        858
(Loss) from operations . . . . . . . . .     1232       (785)
Other income (expense) . . . . . . . . .     (336)      (165)
Net (loss) . . . . . . . . . . . . . . .    (1568)      (950)

For the Year Ended December 31, 1997 Compared to the Year Ended
December 31, 1996

    Total revenues of $100,328 for the year ended December 31, 1997 ("1997) represent a decrease of approximately 52% from total revenue of $207,921 for year ended December 31, 1996 ("1996"), primarily attributed to the 52% decrease in POWERX sales and 46% decrease in the sale of medical supplies and equipment. The decrease in sales of the POWERX Card is attributed to a reduction in the number of people covered by a major client which resulted in an $82,381 reduction in sales, and the decrease in the sale of medical supplies and equipment is attributed to a lower level of marketing activity for the less profitable sales area. Cost of sales (as a percentage of total revenue) remained constant at 27% for 1997 and 1996. Total cost of sales decreased 52% from 1996 to 1997 which parallels the 52% decrease in total revenue for the same period.

    Operating expenses for 1997 decreased approximately 26% when compared with the same period for 1996, primarily attributed to the $292,025, or 47% decrease in consultant expenses in 1997, $113,237, or 17% decrease in salaries and wages due to the elimination of the Vice President of Sales and the reduction in hours of customer service. General and administrative expenses decreased $59,716, or 39%, due mainly to a $34,077, or 88% decrease in organizational expense and $28,862, or 85% decrease in legal settlement expenses due to the higher initial scheduled payments required in 1996. The major increases in expenses were $25,645, or 35% for the Company's three year rental lease on its building, and interest expense that increased $40,495, or 14% due to increased borrowing.

Net Operating Losses

    The Company has accumulated approximately $9,400,000 of net operating loss carryforwards as of December 31, 1997, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2012. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1997 because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at December 31, 1997 was a negative $2,933,377 compared to a negative $2,609,004 at December 31, 1996. Working capital at December 31, 1997 was impacted by the reduction in the net loss for 1997, the increase in loans payable and the reclassification of outstanding debentures from long term debt to current liabilities. Net cash used in operating activities decreased from $1,273,722 in 1996 to $1,063,337 in 1997, primarily due to the decrease in net loss of $395,682, the $72,400 decrease in accounts payable, and the increase of $255,439 in accrued expenses. Financing activities provided a net $909,350 to the Company in 1997, a 34% decrease from 1996 due to $167,500 from loans payable, stockholder, and $741,850 from the issuance of common stock.

    The Company anticipates meeting its working capital needs during the 1998 fiscal year partially with revenues from operations, and by investigating the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's products. Management has not entered into any new arrangements or definitive agreements for additional private placement of securities and/or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

    As of December 31, 1997, the Company had total assets of $567,021 and total stockholders' deficiency of $2,680,790, compared to December 31, 1996 at which time the Company had total assets of $781,543 and total stockholders' deficiency of $2,345,759.

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

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the second quarter of 1998. Management estimates that its current level of operations requires approximately $70,000 per month in cash based upon average monthly cash flows in 1997. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarters, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the second quarter of 1998. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1997 and 1996 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
National Health & Safety Corporation

We have audited the accompanying balance sheet of National Health & Safety Corporation as of December 31, 1997 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health & Safety Corporation as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
Salt Lake City, Utah
January 23, 1998





The accompanying notes are an integral part of these financial statements

                   NATIONAL HEALTH & SAFETY CORPORATION
                               Balance Sheet


                                  ASSETS

                                                           December 31,
                                                              1997

CURRENT ASSETS

  Cash                                                   $     7,516
  Accounts receivable, net of allowance for doubtful
   accounts of $8,200 (Note 1)                                31,918

     Total Current Assets                                     39,434

PROPERTY AND EQUIPMENT (Note 1)

  Furniture and fixtures                                       7,088
  Computer equipment                                         129,649
  Office equipment                                            29,062

     Total Property and Equipment                            165,799

  Less accumulated depreciation                              147,510

     Net Property and Equipment                               18,289

OTHER ASSETS

  Prepaid expenses (Note 1)                                  500,000
  Deposits                                                     9,298

     Total Other Assets                                      509,298

TOTAL ASSETS                                           $     567,021











The accompanying notes are an integral part of these financial statements

                   NATIONAL HEALTH & SAFETY CORPORATION
                         Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                       December 31,
                                                           1997
CURRENT LIABILITIES

  Accounts payable                                     $   344,280
  Loans payable, stockholder (Note 3)                      652,025
  Loans payable, individuals (Note 2)                      759,582
  Accrued expenses (Note 5 and 8)                        1,041,924
  Convertible debentures (Note 6)                          175,000

     Total Current Liabilities                           2,972,811

LONG-TERM DEBT

  Legal settlement (Note 5)                                275,000

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value; 25,000,000 shares
     authorized; 14,363 shares issued and outstanding           14
  Common stock; $.001 par value, 50,000,000 shares
     authorized; 34,241,074 shares issued and outstanding   34,241
  Additional paid-in capital                             7,392,394
  Stock subscriptions receivable                          (700,000)
  Accumulated deficit                                   (9,407,439)

     Total Stockholders' Deficiency                     (2,680,790)

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $     567,021













The accompanying notes are an integral part of these financial statements

                   NATIONAL HEALTH & SAFETY CORPORATION
                         Statements of Operations


                                              For the Years Ended
                                                 December 31,
                                         1997                   1996

SALES                             $     100,712          $     207,921

COST OF SALES                            27,205                 56,452

  Gross Profit                           73,507                151,469

EXPENSES
  Salaries and wages                    554,112                667,349
  Employee benefits                      39,869                 43,619
  Payroll taxes                          32,294                 39,496
  Rent                                  111,137                 85,492
  Consulting services                   332,068                624,092
  Telephone                              23,375                 30,245
  Postage and shipping                   20,751                 20,955
  Promotion                              52,715                 64,497
  Depreciation and amortization          52,545                 52,332
  General and administrative             94,949                154,665

       Total Expenses                 1,313,815              1,782,742

LOSS FROM OPERATIONS                 (1,240,308)            (1,631,273)

OTHER INCOME (EXPENSE)
  Bad debt expense                         -                   (45,212)
  Interest expense                     (338,973)              (298,478)

       Total Other Income (Expense)    (338,973)              (343,690)

NET LOSS                          $  (1,579,281)        $   (1,974,963)

LOSS PER SHARE                    $       (0.05)        $        (0.09)








The accompanying notes are an integral part of these financial statements


                   NATIONAL HEALTH & SAFETY CORPORATION
                  Statements of Stockholders' Deficiency

                                           Additional    Stock
                       Preferred   Common    Paid-in Subscriptions  Accumulated
                           Stock    Stock    Capital   Receivable     Deficit

Balance, December 31, 1995   $14 $ 22,526 $83,823,970 $(80,500,000) $(5,853,195)

Cancellation of stock
 subscriptions                -   (13,300)(79,986,700)  80,000,000         -

Contribution of capital
 by investor                  -      -        114,439         -            -

Issuance of common
 stock for cash               -     3,105     521,894         -            -

Issuance of common stock
 in payment of debt           -       378     329,030     (266,000)        -

Issuance of common
 stock for services rendered  -       619   1,067,048         -            -

Stock subscriptions receivable-     7,818     357,558         -            -

Net (loss) for the year
 ended December 31, 1996      -      -           -            -      (1,974,963)

Balance, December 31, 1996    14   21,146   6,227,239     (766,000)  (7,828,158)

Issuance of common stock
 in payment of debt           -    2,918      197,082         -            -

Issuance of common stock
 for services rendered        -    1,204      205,196         -            -

Issuance of common stock
 for cash                     -    8,973      732,877         -            -

Contribution of capital by
 investor                     -     -          30,000         -            -

Receipt of stock subscription
 receivable                   -     -            -          66,000         -

Net (loss) for the year
 ended December 31, 1997      -     -            -            -      (1,579,281)

Balance, December 31, 1997   $14 $34,241  $ 7,392,394  $  (700,000) $(9,407,439)

The accompanying notes are an integral part of these financial statements

                   NATIONAL HEALTH & SAFETY CORPORATION
                         Statements of Cash Flows

                                                      For the Years Ended
                                                          December 31,
                                                     1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (Loss)                                    $ (1,579,281)     $ (1,974,963)

  Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
    Depreciation and amortization                     52,545            52,332
    Increase in allowance for bad debts                 -               45,212
    Amortization of prepaid advertising                 -               54,000
    Interest expense contributed as capital             -               35,608
    Expenses paid with common stock                  272,400         1,075,075
  Changes in Operating Assets and Liabilities:
    (Increase) decrease in inventory                    -                5,215
    (Increase) decrease in accounts receivable         7,990           (47,950)
    (Increase) decrease in deposits                     -                  839
     Increase (decrease) in accounts payable         (72,430)          631,402)
     Increase (decrease) in accrued expenses         255,439           112,312

     Net Cash (Used) by Operating Activities      (1,063,337)       (1,273,722)

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from notes receivable                        -               20,000
  Purchase of fixed assets                              -              (10,635)

     Net Cash Provided by Investing Activities          -                9,365

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loans payable, individuals              -              389,243
  Proceeds from loans payable, stockholder           187,500              -
  Repayment of loans payable, stockholder            (20,000)          (90,183)
  Proceeds from issuance of convertible debentures      -              706,148
  Proceeds from issuance of common stock             741,850           365,376

     Net Cash Provided by Financing Activities    $  909,350       $ 1,370,584




The accompanying notes are an integral part of these financial statements

                   NATIONAL HEALTH & SAFETY CORPORATION
                   Statements of Cash Flows (Continued)


                         For the Years Ended
                         December 31,
                                                       1997             1996

INCREASE (DECREASE) IN CASH                       $  (153,987)      $  106,227

NET CASH, BEGINNING OF YEAR                           161,503           55,276

NET CASH, END OF YEAR                             $     7,516       $  161,503

CASH PAID DURING THE YEAR FOR

   Interest                                       $    25,321       $   27,335
   Income taxes                                   $      -          $     -

NON CASH FINANCING ACTIVITIES

  Issuance of common stock in payment of debt $ 200,000 $ 524,999 Discount on convertible debentures added to
   additional paid-in capital                     $        -        $  114,439
  Issuance of common stock for prepaid advertising$        -        $  329,408



The accompanying notes are an integral part of these financial statements

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                        December 31, 1997 and 1996

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

c.  Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

               Furniture and fixtures     7 years
               Office equipment           7 years
               Computers                  5 years

Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $18,167 and $17,328 for the years ended December 31, 1997 and 1996, respectively.

d.  Loss per Share

The Company has computed the loss per share based upon the weighted average number of shares outstanding during the period.

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                        December 31, 1997 and 1996

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

f.  Deferred Loan Costs

During 1995, the Company issued convertible debentures with a face value of $250,000. The Company incurred issuance costs of $70,000 relating to the debentures. The costs have been capitalized and have been amortized over the life of the debentures which matured on November 30, 1997 of which $175,000 are still outstanding as of the date of the audit report. At December 31, 1997, the amount of deferred loan costs is $0.00. In 1997, the Company determined that due to the low trading price of its stock, that the conversion of the debentures would result in excessive dilution. Accordingly, it has offered the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been accrued as interest expense in the 1997 financial statements.

g.   Provision for Taxes

At December 31, 1997, the Company had net operating loss carryforwards of approximately $9,400,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

h.  Prepaid Expenses

In 1994, the Company purchased $500,000 in radio airtime by issuing 50,000 shares of common stock to be used over the next year to promote its products.

i.  Reclassification

Certain December 31, 1996 balances have been reclassified to conform with the December 31, 1997 financial statement presentation.

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

k.  Uninsured Corporate Cash Balances

The Company maintains its corporate cash balances at various banks and financial institutions. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Corporate cash balances occasionally exceed insured limits.

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                        December 31, 1997 and 1996


NOTE  2 -     LOANS PAYABLE, INDIVIDUALS

     Private Placement Advances                              1997
     The Company received advances from certain
     individuals under various private placements. The
     Company has agreed to issue common stock to
     these individuals upon securing additional financing.
     Some of the individuals who had advanced funds
     were partially repaid.  These loans are unsecured
     and due upon demand.                                  $  48,040

     Loans, Individuals
     During the last four years, the Company was
     advanced money from various individuals for
     working capital purposes which bear interest
     at 8% to 10%.  If the Company is successful in
     obtaining additional capital, it intends to exchange
     a majority of these loans for common stock and the
     remainder of the  loans will be repaid.  These loans
     are unsecured and due upon demand.                      711,542

                                                         $   759,582

NOTE  3 -     LOAN PAYABLE, STOCKHOLDER

Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start- up of the Company. Over the years the stockholder has advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $652,025 at December 31, 1997. The loan is unsecured and accrues interest at 10% per annum.

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


                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                        December 31, 1997 and 1996

NOTE  5 -     COMMITMENTS AND CONTINGENCIES

The Company is in various stages of negotiations with several securities and financial service companies in order for the Company to obtain additional capital. The Company has promised to repay certain debts, guarantee fees and loan incentives with common stock, subsequent to the Company securing additional capital.

The Company leases its office facility under a noncancelable operating lease. Future minimum annual rental commitments are as follows:

               1998               117,746
               1999                50,146

               Total          $   167,892

Rent expense amounted to $98,950 and $72,972 for the years ended December 31, 1997 and 1996, respectively.

The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $352,000 for the year ended December 31, 1998. At December 31, 1997, total deferred income for these three individuals was $736,072. This amount is included in accrued expenses.

The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $305,000 is accrued at December 31, 1997 of which 4275,000 is long-term debt which covers the total remaining obligation.

The Company issued shares to certain individuals in connection with a private placement. The Company has agreed to not dilute these shareholders below 5.3% of the outstanding shares of the Company by allowing them to purchase the shares for the par value amount, until the Company raises $2,000,000 through a public offering of its common stock.

The Company has agreed to repurchase stock issued to an individual in a private placement. The individual purchased 5,000 shares of the Company's common stock for $25,000. The Company has committed to repurchasing the stock for the same amount, contingent upon the success of future stock placements. Additionally, the Company received $25,000 from an individual. A judgment has been issued against the Company to repay the $25,000. The balance due at December 31, 1997 was $17,500.

During 1995, several stock subscription agreements were canceled. Of the shares canceled, certificates representing 4,000,000 shares have not been returned to the Company, however, these certificates are legended so that they cannot be traded.

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                        December 31, 1997 and 1996

NOTE 6 -     CONVERTIBLE DEBENTURES

During 1995 and 1996, the Company issued convertible debentures with a face value of $900,000. $400,000 of these debentures were converted during 1996, and $320,000 were converted in 1997. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to 50% of the lowest closing bid price on any day after December 19, 1996
until the date of conversion.    The balance due at December 31, 1997 was
$175,000. In 1997, the Company determined that due to the low trading price of its stock, the conversion of the debentures would result in excessive dilution. Accordingly, it was offering the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been accrued as interest expense in the 1997 financial statements.

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

                                                                  $ 600,086
NOTE 8 -     RELATED PARTY TRANSACTIONS

Included in accounts payable at December 31, 1997 is an amount due to a corporation affiliated with the Company through common management and stock ownership, representing fees for administrative services rendered to the Company in 1991 and prior years. The amount was $28,780 at December 31, 1997.

NOTE 9  - OPTIONS AND WARRANTS

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

                                 PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The directors and executive officers of the Company and their ages are as follows:

           Name              Age            Position
    R. Dennis Bowers, Ph.D.   56     President, Chief Executive
                                     Officer and Director
    Patricia S. Bathurst      43     Vice President of Sales and
                                     Marketing, Secretary
                                     and Director
    Roger H. Folts . . .      59     Vice President, Chief
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

    The following table sets forth a summary of all cash and non-cash compensation actually paid (and not deferred) by the Company (and by NHSC-Pennsylvania prior to March 22, 1993) for services rendered to the Company for the years ended December 31, 1995, 1996 and 1997 with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                        Summary Compensation Table

                                               Other      All
                                               Annual    Other
Name and                                       Compen-  Compen-
Principal Position     Year    Salary   Bonus  sation   sation
R. Dennis Bowers,      1995    18,333     -0-    -0-     -0-
  President, C.E.O.    1996    99,750     -0-  1,779     -0-
                       1997    81,033     -0-  1,779     -0-
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

     The Company has not entered into any other employment contracts with its officers, directors or employees other than those set forth above.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth information, to the best knowledge of the Company as of December 31, 1997, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.

  Name and Address      Amount and Nature of           Percent
of Beneficial Owner     Beneficial Ownership(1)      of Class(2)
R. Dennis Bowers, Ph.D. *     5,993,600(3)               15.7%
P.O. Box 94
Lahaska, PA 18966

Roger H. Folts *              1,343,500(4)                3.8%
19 Foxcroft Drive
Doylestown, PA 18901

Patricia Bathurst *           1,201,314(5)                3.4%
313 Fortuna Drive
Hatfield, Pa 19440

All directors and executive   8,538,414(6)               21.2%
officers as a group
(3 persons in group)

    *     Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options held by the Company's directors and executive officers at the exercise price of $.17 per share which are exercisable within sixty days.
(2) Based upon 34,241,074 shares of Common Stock outstanding on December 31, 1997, but does not include shares of Common Stock issuable upon conversion of Preferred Stock. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 1997 and assumes the exercise of certain stock options held by such person (but not by anyone else) exercisable within sixty days.
(3) Includes 45,000 shares in each of the following names; Nelda
    S. Bowers, wife of Dr. Bowers, and their children, C. Devon Bowers, Sarah G. Bowers and K. Shanon Bowers. Also includes 4,000,000 shares which may be acquired by Mr. Bowers pursuant to the exercise of certain stock options within sixty days.
(4) Includes 3,000 shares owned by Barbara Folts, wife of Roger Folts, but does not include 10,000 shares owned by Mr. Folts' two adult children and their spouses as to which Mr. Folts
    disclaims any beneficial ownership.   Also includes 1,000,000
    shares which may be acquired by Mr. Folts pursuant to the exercise of certain stock options within sixty days.
(5) Includes 1,000,000 shares which may be acquired by Ms. Bathurst pursuant to the exercise of certain stock options within sixty days.
(6) Includes 6,000,000 shares which may be acquired by the directors and executive officers pursuant to exercise of certain stock options.

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

Item 13. Exhibits and Reports on Form 8-K

    (a)  Exhibits

        * Articles of Incorporation filed as Exhibit to Form 10-SB.

        *     By-Laws filed as Exhibit to Form 10-SB.

         27   Financial Data Schedule
      - - - - -
    * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

(b)   No reports were filed on Form 8-K for the three month period ended December 31, 1997.

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

Dated:  April 3, 1998

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                            Date


                              President, C.E.O.               April 3, 1998
 /S/  R. Dennis Bowers        and Director
         (Signature)
    R. Dennis Bowers


                              Vice President,                 April 3, 1998
 /S/ Patricia S. Bathurst     Secretary and
          (Signature)         Director
  Patricia S. Bathurst


                              Vice Presidents,                April 3, 1998
 /S/  Roger H. Folts          Treasurer and
       (Signature)            Director
    Roger H. Folts
                              (Chief Financial Officer)
                              (Principal Accounting Officer)