Form 10QSB
period 1998-03-31
NATIONAL HEALTH & SAFETY CORP
filed 1998-05-15
CIK 901899

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1998

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class           Outstanding as of March 31, 1998

Common Stock, $.001 par value               37,124,961

                             TABLE OF CONTENTS

Heading                                                  Page
                      PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- March 31, 1998 and
          December 31, 1997. . . . . . . . . . . . . . .    2

          Statements of Operations -- three months ended
          March 31, 1998 . . . . . . . . . . . . . . . .    4

          Statements of Stockholders' Deficiencies . . .    5

          Statements of Cash Flows -- three months ended
          March 31, 1998 . . . . . . . . . . . . . . . .    7

          Notes to Financial Statements  . . . . . . . .    8

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   14

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   17

Item 2.   Changes In Securities. . . . . . . . . . . . .   17

Item 3.   Defaults Upon Senior Securities. . . . . . . .   18

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   18

Item 5.   Other Information. . . . . . . . . . . . . . .   18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   18

          SIGNATURES . . . . . . . . . . . . . . . . . .   19

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1998, have been prepared by the Company.















                   NATIONAL HEALTH & SAFETY CORPORATION


                           FINANCIAL STATEMENTS

                          March 31, 1998 and 1997
                             December 31, 1997

                   NATIONAL HEALTH & SAFETY CORPORATION
                              Balance Sheets


                                  ASSETS

                                        March 31,     December 31,
                                          1998            1997
                                        (Unaudited)
CURRENT ASSETS

 Cash                                $       4,115  $     7,516
 Accounts receivable, net of allowance
   for doubtful accounts of $8,200
   (Note 1)                                 34,697       31,918

  Total Current Assets                      38,812       39,434

PROPERTY AND EQUIPMENT (Note 1)

 Furniture and fixtures                      7,088        7,088
 Computer equipment                        129,649      129,649
 Office equipment                           29,062       29,062

          Total Property and Equipment     165,799      165,799

     Less accumulated depreciation         152,051      147,510

          Net Property and Equipment        13,748       18,289

OTHER ASSETS

     Prepaid expenses (Note 1)             221,015      500,000
     Deposits                                9,298        9,298

          Total Other Assets               230,313      509,298

          TOTAL ASSETS                  $  282,873   $  567,021

                  NATIONAL HEALTH & SAFETY CORPORATION
                             Balance Sheets


                LIABILITIES AND STOCKHOLDERS  DEFICIENCY

                                     March 31,       December 31,
                                     1998                1997
                                     (Unaudited)
CURRENT LIABILITIES

 Accounts payable                    $     335,894  $   344,280
 Loans payable, stockholder (Note 3)       656,025      652,025
 Loans payable, individuals (Note 2)       873,082      759,582
 Accrued expenses (Notes 5 and 8)        1,111,632    1,041,924
 Convertible debentures (Note 6)           167,500      175,000

  Total Current Liabilities              3,144,133    2,972,811

LONG-TERM DEBT

 Legal settlement (Note 5)                 275,000      275,000

STOCKHOLDERS  DEFICIENCY

 Preferred stock, $001 par value;
  25,000,000 shares authorized; 14,363
  shares issued and outstanding                 14           14
 Common stock; $.001 par value,
  50,000,000 shares authorized;
  37,124,961 and 34,241,074 shares
  issued and  outstanding, respectively     37,125       34,241
 Additional paid-in capital              7,562,010    7,392,394
 Stock subscription receivable            (800,000)    (700,000)
 Accumulated deficit                    (9,935,409)  (9,407,439)

  Total Stockholders  Deficiency        (3,136,260)  (2,680,790)

  TOTAL LIABILITIES AND STOCKHOLDERS
   DEFICIENCY                        $     282,873  $   567,021

                  NATIONAL HEALTH & SAFETY CORPORATION
                        Statements of Operations
                               (Unaudited)

                                     For the Three Months Ended
                                              March 31,
                                            1998         1997

SALES                                $      40,199  $    26,320

OPERATING COSTS AND EXPENSES

 Cost of sales                               3,632        7,356
 Operating expenses                        553,360      258,805

  Total Operating Costs and Expenses       556,992      266,161

LOSS FROM OPERATIONS                      (516,793)    (239,841)

OTHER EXPENSE

 Interest                                   11,177       12,099

NET LOSS                             $    (527,970) $  (251,940)

LOSS PER SHARE                       $       (0.02) $     (0.03)

                   NATIONAL HEALTH & SAFETY CORPORATION
                  Statements of Stockholders' Deficiency


                                          Additional     Stock
                      Preferred   Common    Paid-in   Subscriptions Accumulated
                         Stock    Stock     Capital     Receivable    Deficit

Balance, December 31, 1995 $14  $ 22,526 $ 83,823,970 $(80,500,000) $(5,853,195)

Cancellation of stock
 subscriptions               -   (13,300) (79,986,700)  80,000,000         -

Contribution of capital
 by investor                 -      -         114,439         -            -

Issuance of common
 stock for cash              -     3,105      521,894         -            -

Issuance of common stock
 in payment of debt          -       378      329,030     (266,000)        -

Issuance of common
 stock for services rendered -       619    1,067,048         -            -

Stock subscriptions
  receivable                 -     7,818      357,558         -            -

Net (loss) for the year
 ended December 31, 1996     -      -            -            -      (1,974,963)

Balance, December 31, 1996  14    21,146    6,227,239     (766,000)  (7,828,158)

Issuance of common stock
 in payment of debt          -     2,918      197,082         -            -

Issuance of common stock
 for services rendered       -     1,204      205,196         -            -

Issuance of common stock
 for cash                    -     8,973      732,877         -            -

Contribution of capital by
 investor                    -      -          30,000         -            -

Receipt of stock subscription
 receivable                  -      -            -          66,000         -

Net (loss) for the year
 ended December 31, 1997     -      -            -            -      (1,579,281)

Balance, December 31, 1997 $14  $ 34,241   $7,392,394   $ (700,000) $(9,407,439)

                      NATIONAL HEALTH & SAFETY CORPORATION
               Statements of Stockholders' Deficiency (Continued)

                                           Additional     Stock
                    Preferred    Common      Paid-in  Subscriptions  Accumulated
                        Stock     Stock      Capital    Receivable     Deficit

Balance, December 31, 1997 $14  $ 34,241   $7,392,394   $ (700,000) $(9,407,439)

Issuance of common stock in
 payment of debt (unaudited) -       556       24,444         -            -

Issuance of common stock for
 services rendered (unaudited)-      245       22,255         -            -

Issuance of common stock for
 cash (unaudited)           -      2,083      122,917     (100,000)        -

Net loss for the three months
 ended March 31, 1998
 (unaudited)                -       -            -            -        (527,970)

Balance, March 31, 1998   $14   $ 37,125   $7,562,010   $ (800,000) $(9,935,409)

                      NATIONAL HEALTH & SAFETY CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                             For the Three Months Ended
                                                        March 31,
                                                   1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $(527,970)  $ (251,940)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Common stock issued for services               25,000         -
    Depreciation and amortization                   4,541     27,025
  (Increase) decrease in:
    Accounts receivable                             2,779      1,492
    Prepaid expenses                              278,985       -
  Increase (decrease) in:
    Accounts payable                               (8,386)   (25,312)
    Accrued expenses                               79,150    (86,299)

     Net Cash Used by Operating Activities       (145,901)  (335,034)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                              -          -

     Net Cash Used by Investing Activities           -          -

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                     25,000    195,500
  Proceeds from loans, individuals                113,500       -
  Proceeds from stockholders  loan                  4,000       -

     Net Cash Provided by Financing Activities    142,500    195,500

INCREASE (DECREASE) IN CASH                        (3,401)  (139,534)

CASH, BEGINNING OF PERIOD                           7,516    161,503

 CASH, END OF PERIOD                            $   4,115   $ 21,969

SUPPLEMENTAL DISCLOSURE:

  Cash paid for interest during the period      $  11,144   $ 12,099




                     NATIONAL HEALTH & SAFETY CORPORATION
                         Notes to Financial Statements
                            March 31, 1998 and 1997

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

        c. Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                  Furniture and fixtures          7 years
                  Office equipment                7 years
                  Computers                       5 years

        Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $4,541 and $7,274 for the three months ended March 31, 1998 and 1997, respectively.

        d. Loss per Share

        The Company has computed the loss per share based upon the weighted average number of shares outstanding during the period.

        e. Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                  NATIONAL HEALTH & SAFETY CORPORATION
                      Notes to Financial Statements
                         March 31, 1998 and 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

        f. Deferred Loan Costs

        During 1995, the Company issued convertible debentures with a face value of $250,000. The Company incurred issuance costs of $70,000 relating to the debentures. The costs have been capitalized and have been amortized over the life of the debentures which matured on November 30, 1997, the amount of deferred loan costs is $0.00. In 1997, the Company determined that due to the low trading price of its stock, that the conversion of the debentures would result in excessive dilution. Accordingly, it has offered the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been accrued as interest expense in the 1997 financial statements.

        g. Provision for Taxes

        At March 31, 1998, the Company had net operating loss carryforwards of approximately $9,900,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

        h. Prepaid Expenses

        The Company has purchased $500,000 in radio airtime, to be used over the next year to promote its products. $278,985 was expensed in the three months ended March 31, 1998.

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

                  NATIONAL HEALTH & SAFETY CORPORATION
                      Notes to Financial Statements
                         March 31, 1998 and 1997


NOTE 2 - LOANS PAYABLE, INDIVIDUALS
                                                       March 31,    December 31,
                                                         1997         1998
                                                       (Unaudited)
          Private Placement Advances
          The Company received advances from certain
          individuals under various private placements.
          The Company has agreed to issue common stock
          to these individuals upon securing additional
          financing.  Some of the individuals who had
          advanced funds were partially repaid.  These
          loans are unsecured and due upon demand.      $  48,040    $ 48,040

          Loans, Individuals
          During the last four years, the Company was
          advanced money from various individuals for
          working capital purposes which bear interest
          at 8% to 10%.  If the Company is successful in
          obtaining additional capital, it intends to
          exchange a majority of these loans for common
          stock and the remainder of the  loans will be
          repaid.  These loans are unsecured and due
          upon demand.                                    825,042     711,542

                                                        $ 873,082   $ 759,582

NOTE 3 - LOAN PAYABLE, STOCKHOLDER

          Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start-up of the Company. Over the years the stockholder has advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $656,025 at March 31, 1998. The loan is unsecured and accrues interest at 10% per annum.

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

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                          March 31, 1998 and 1997

NOTE 5 - COMMITMENTS AND CONTINGENCIES

          The Company is in various stages of negotiations with several securities and financial service companies in order for the Company to obtain additional capital. The Company has promised to repay certain debts, guarantee fees and loan incentives with common stock, subsequent to the Company securing additional capital.

          The Company leases its office facility under a non-cancelable operating lease. Future minimum annual rental commitments are as follows:

                              1998             117,746
                              1999              50,146

                             Total          $  167,892

        Rent expense amounted to $33,166 and $28,134 for the three months ended March 31, 1998 and 1997, respectively.

        The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $352,000 for the year ended December 31, 1998. At March 31, 1998, total deferred income for these three individuals was $802,393. This amount is included in accrued expenses.

        The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $305,000 is accrued at March 31, 1998 of which $275,000 is long-term debt which covers the total remaining obligation.

        The Company issued shares to certain individuals in connection with a private placement. The Company has agreed to not dilute these shareholders below 5.3% of the outstanding shares of the Company by allowing them to purchase the shares for the par value amount, until the Company raises $2,000,000 through a public offering of its common stock.

        The Company has agreed to repurchase stock issued to an individual in a private placement. The individual purchased 5,000 shares of the Company's common stock for $25,000. The Company has committed to repurchasing the stock for the same amount, contingent upon the success of future stock placements. Additionally, the Company received $25,000 from an individual. A judgment has been issued against the Company to repay the $25,000. The balance due at March 31, 1998 was $17,500.

        During 1995, several stock subscription agreements were canceled. Of the shares canceled, certificates representing 4,000,000 shares have not been returned to the Company, however, these certificates are legended so that they cannot be traded.

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                          March 31, 1998 and 1997

NOTE 6 - CONVERTIBLE DEBENTURES

        During 1995 and 1996, the Company issued convertible debentures with a face value of $900,000. $400,000 of these debentures were converted during 1996, and $320,000 were converted in 1997. The debentures may be converted into the Company s common stock at the option of the holder at a conversion price equal to 50% of the lowest closing bid price on any day after December 19, 1996 until the date
        of conversion.    The balance due at December 31, 1997 was
        $175,000. In 1997, the Company determined that due to the low trading price of its stock, the conversion of the debentures would result in excessive dilution.
        Accordingly, it was offering the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been accrued as interest expense in the 1997 financial statements.

NOTE 7 - PREFERRED STOCK

        In 1992, the Company entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of the Company and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. The stock is redeemable at $41.78 per share (aggregate - $600,086), payable as follows:

           Upon closing of a private placement issue$   50,011
           Upon closing of secondary public offering    50,011
           One year after closing of a secondary
            public offering                            150,074
           Two years after closing of a secondary
            public offering                            174,975
           Three years after closing of a secondary
            public offering                            175,015

                                                    $  600,086

NOTE 8 - RELATED PARTY TRANSACTIONS

        Included in accounts payable at March 31, 1998 is an amount due to a corporation affiliated with the Company through common management and stock ownership, representing fees for administrative services rendered to the Company in 1991 and prior years. The amount was $28,780 at March 31, 1998.

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

                   NATIONAL HEALTH & SAFETY CORPORATION
                       Notes to Financial Statements
                          March 31, 1998 and 1997

NOTE 9 - OPTIONS AND WARRANTS (Continued)

        The Company has issued 6,000,000 options to officers of the Company at an exercise price of $0.17 per share. 3,000,000 options expire on June 6, 2010, and 3,000,000 expire on April 30, 2011.

        The Company has issued 6,000,000 options to officers of the Company at an exercise price of $0.07 per share. These options expire in February 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month period ended March 31, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                               Three Months Ended
                                                   March 31,
                                               1998        1997
                                                   (Unaudited)
     Sales . . . . . . . . . . . . . . .       100%         100%
     Cost of sales . . . . . . . . . . .         9           28
     Operating expenses. . . . . . . . . .    1376          983
     (Loss) from operations. . . . . . . .   (1285)        (911)
     Other expenses - interest . . . . . .      28           46
     Net (loss). . . . . . . . . . . . . .   (1313)        (957)


Results of Operations for the Three Months Ended March 31, 1998 and 1997

    Total sales of $40,199 for the three months ended March 31, 1998 ("first quarter of 1998") represent a increase of 53% from total revenue of $26,320 for the three months ended March 31, 1997 ("first quarter of 1997"). This increase is primarily attributed to the increase in POWERX sales of 39% due to increased marketing resulting in increased customer awareness and acceptance. Revenues from the sale of medical equipment decreased $235, or 8% for the first quarter of 1997 from the comparable 1996 period. Other sales increased 575% to $6,237 for the first quarter of 1998 from 924 for the first quarter of 1997 due to the Company's renting of excess space.

    Cost of sales (as a percentage of total revenues) decreased to 9% for the first quarter of 1998, from 28% for the comparable 1997 period due to improved product mix with POWERX sales. Operating expenses for the first quarter of 1998 increased 114% when compared to the same period for 1997, primarily due to advertising expenses of $282,689 compared to $0 for the 1997 period, and marketing expenses of $20,826 compared to $102 for the 1997 period. These increases are due to the use of prepaid expenses of $278,985 for radio advertising and a general increase in marketing. Also for the first quarter of 1998, salaries increased 8% when compared to 1997 due to increased customer service level and general salary increases, and rents and leases increased 10% due to an increase in rent, additional office equipment and an additional car lease which reduce the car allowance expense.

    As a percentage of total revenues, operating expenses increased from 983% for the first quarter of 1997 to 1376% for the first quarter of 1998 reflecting the increase in advertising and marketing expenses. The net loss for the first quarter of 1998 increased to $527,835 from $251,941 for the comparable 1997 period, also due to the increase in advertising and marketing expenses.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at March 31, 1997 was a negative $3,105,321 compared to a negative $2,933,377 at December 31, 1997, a 6% increase primarily attributed to an increase in loans of $117,500 and an increase in accrued expenses of $69,708 due mainly to unpaid salaries.

    Net cash used by operating activities for the first quarter of 1998 was $145,901 compared to net cash used of $335,034 for the first quarter of 1997, attributed to the net loss form operations and partially offset by the $278,985 decrease in prepaid expenses and the $79,150 increase in accrued expenses. Also, net cash provided by financing activities during the first quarter of 1998 was $142,500 primarily from proceeds form loans, compared to net cash provided of $195,500 for the comparable 1997 period, primarily from the proceeds from the issuance of common stock for cash.

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

    As of March 31, 1998, the Company had total assets of $282,873 and total stockholders' deficiency of $3,136,260. In comparison, as of December 31, 1997, the Company had total assets of $567,021 and total stockholders' deficiency of $2,680,790. This 50% decrease in total assets for the three month period ended March 31, 1998 is primarily due to the decrease in prepaid expenses of $278,985 which was expensed during the first quarter of 1998.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

    During the remainder of fiscal 1998, the Company will stress the marketing of its POWERX contracts and increasing the number of POWERX members nationwide. The Company will also concentrate on the development of the corporate infrastructure necessary to service POWERX members, including the expansion of a customer service staff. Among the priorities of the Company will be the completion of an electronic data processing center to provide for the processing of POWERX orders.

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

Item 2.  Changes In Securities

    During the first quarter of 1998, the Company issued 555,555 shares of its authorized but previously unissued common to one person upon the conversion of certain convertible debentures, an additional 245,000 shares to one persons for services based on a price of $.09 per share, and an additional 2,683,332 shares were sold to a one person at a price of $.06 per share. The issuance of the shares for services and for cash were made in private transactions with individual investors executing subscription agreements, and was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The aggregate proceeds from the cash sale were $125,500 and were applied to the general operating and administrative expenses of the Company. The issuance of shares pursuant to the conversion of the debentures was made in reliance on the exemption from registration provided by Section 3(a)(9) and Regulation S of the Act.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended March 31, 1998.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL HEALTH & SAFETY CORPORATION



Date:  May 14, 1998                    By   /S/ R. Dennis Bowers
                                                (Signature)
                                           R. DENNIS BOWERS, President



Date:  May 14, 1998               By       /S/ Roger H. Folts
                                              (Signature)
                                           ROGER H. FOLTS, Vice
                                           President, Treasurer and
                                           Chief Financial Officer