Form 10QSB
period 1998-06-30
NATIONAL HEALTH & SAFETY CORP
filed 1998-08-14
CIK 901899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                           Outstanding as of June 30, 1998

Common Stock, $.001 par value                         45,964,506

                        TABLE OF CONTENTS

Heading                                                               Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .      1

          Balance Sheets -- June 30, 1998 and December 31, 1997. .      2

          Statements of Operations -- three and six months
            ended June 30, 1998 and 1997 . . . . . . . . . . . . .      4

          Statements of Stockholders' Deficiency . . . . . . . . .      5

          Statements of Cash Flows -- three and six months
            ended June 30, 1998 and 1997 . . . . . . . . . . . . .      7

          Notes to Financial Statements  . . . . . . . . . . . . .      8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .     14

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     18

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .     19

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .     19

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .     19

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .     20

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .     20

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .     21

                              PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1998, have been prepared by the Company.















               NATIONAL HEALTH & SAFETY CORPORATION


                       FINANCIAL STATEMENTS

                      June 30, 1998 and 1997
                        December 31, 1997

              NATIONAL HEALTH & SAFETY CORPORATION
                         Balance Sheets

                             ASSETS

                                                     June 30,    December 31,
                                                       1998          1997
                                                    (Unaudited)
CURRENT ASSETS

 Cash                                               $ 262,074    $   7,516
 Accounts receivable, net of allowance for doubtful
  accounts of $8,200 (Note 1)                          33,398       31,918

  Total Current Assets                                295,472       39,434

PROPERTY AND EQUIPMENT (Note 1)

 Furniture and fixtures                                 7,088        7,088
 Computer equipment                                   129,649      129,649
 Office equipment                                      29,062       29,062

  Total Property and Equipment                        165,799      165,799

 Less accumulated depreciation                        155,033      147,510

  Net Property and Equipment                           10,766       18,289

OTHER ASSETS

 Other receivables                                     33,515         -
 Prepaid expenses (Note 1)                            221,015      500,000
 Deposits                                               9,298        9,298

  Total Other Assets                                  263,828      509,298

  TOTAL ASSETS                                     $  570,066    $ 567,021

              NATIONAL HEALTH & SAFETY CORPORATION
                   Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                     June 30,   December 31,
                                                       1998        1997
                                                  (Unaudited)

CURRENT LIABILITIES

 Accounts payable                                 $   272,912    $ 344,280
 Loans payable, stockholder (Note 3)                  656,025      652,025
 Loans payable, individuals (Note 2)                1,532,867      759,582
 Accrued expenses (Note 5 and 8)                    1,176,835    1,041,924
 Convertible debentures (Note 6)                      125,000      175,000

  Total Current Liabilities                         3,763,639    2,972,811

LONG-TERM DEBT

 Legal settlement (Note 5)                            265,000      275,000

STOCKHOLDERS' DEFICIENCY

 Preferred stock, $.001 par value; 25,000,000 shares
  authorized; 14,363 shares issued and outstanding         14           14
 Common stock; $.001 par value, 50,000,000 shares
  authorized; 45,964,506 and 34,241,074 shares
  issued and outstanding, respectively                 45,965       34,241
 Additional paid-in capital                         7,621,671    7,392,394
 Stock subscription receivable                       (720,000)    (700,000)
 Accumulated deficit                              (10,406,223)  (9,407,439)

  Total Stockholders' Deficiency                   (3,458,573)  (2,680,790)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                   $     570,066  $   567,021

              NATIONAL HEALTH & SAFETY CORPORATION
                    Statements of Operations
                           (Unaudited)


                          For the Three Months Ended    For the Six Months Ended
                                    June 30,                   June 30,
                                 1998       1997         1998          1997

SALES                         $ 31,215   $  23,616    $ 71,414     $  49,936

OPERATING COSTS AND EXPENSES

  Cost of sales                 10,848       5,960      14,480        13,316
  Operating expenses           478,412     267,791   1,031,772       526,596

  Total Operating Costs
    and Expenses               489,260     273,751   1,046,252       539,912

LOSS FROM OPERATIONS          (458,045)   (250,135)   (974,838)     (489,976)

OTHER EXPENSE

  Interest                      12,769      10,526      23,946        22,625

NET LOSS                   $  (470,814)  $(260,661) $ (998,784)   $ (512,601)

LOSS PER SHARE             $     (0.06)  $   (0.02) $    (0.08)     $  (0.04)

                  NATIONAL HEALTH & SAFETY CORPORATION
                 Statements of Stockholders' Deficiency

                                          Additional     Stock
                    Preferred   Common     Paid-in   Subscriptions Accumulated
                        Stock   Stock      Capital     Receivable    Deficit

Balance, December 31, 1995 $14 $ 22,526 $ 83,823,970  $(80,500,000) $(5,853,195)

Cancellation of stock
 subscriptions              -   (13,300) (79,986,700)   80,000,000         -

Contribution of capital
 by investor                -      -         114,439          -            -

Issuance of common
 stock for cash             -     3,105      521,894          -            -

Issuance of common stock
 in payment of debt         -       378      329,030      (266,000)        -

Issuance of common
 stock for services rendered -      619    1,067,048          -            -

Stock subscriptions
  receivable                 -    7,818      357,558          -            -

Net (loss) for the year
 ended December 31, 1996     -     -            -             -      (1,974,963)

Balance, December 31, 1996   14  21,146    6,227,239      (766,000)  (7,828,158)

Issuance of common stock
 in payment of debt          -    2,918      197,082          -            -

Issuance of common stock
 for services rendered       -    1,204      205,196          -            -

Issuance of common stock
 for cash                    -    8,973      732,877          -            -

Contribution of capital by
 investor                    -     -          30,000          -            -

Receipt of stock subscription
 receivable                  -     -            -           66,000         -

Net (loss) for the year
 ended December 31, 1997     -     -            -             -      (1,579,281)

Balance, December 31, 1997 $14  $34,241   $7,392,394    $ (700,000) $(9,407,439)

                NATIONAL HEALTH & SAFETY CORPORATION
          Statements of Stockholders' Deficiency (Continued)


                                             Additional    Stock
                          Preferred   Common   Paid-in Subscriptions Accumulated
                              Stock   Stock    Capital  Receivable    Deficit

Balance, December 31, 1997     $ 14 $ 34,241 $ 7,392,394 $(700,000) $(9,407,439)

Issuance of common stock in
 payment of debt (unaudited)     -     1,011      48,990      -            -

Issuance of common stock for
 services rendered (unaudited)   -     8,320      26,680      -            -

Issuance of common stock for
 cash (unaudited)                -     2,393     153,607   (20,000)        -

Net (loss)  for the six months
 ended June 30, 1998 (unaudited) -      -           -         -        (998,784)

Balance, June 30, 1998
  (unaudited)                  $ 14 $ 45,965 $ 7,621,671 $(720,000)$(10,406,223)

                 NATIONAL HEALTH & SAFETY CORPORATION
                       Statements of Cash Flows
                             (Unaudited)

                             For the Three Months Ended For the Six Months Ended
                                            June 30,             June 30,
                                        1998        1997     1998       1997

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net (loss)                          $(470,814) $(260,661) $(998,784) $(512,601)
 Adjustments to reconcile net (loss)
  to net cash (used) by operating
  activities:
  Common stock issued for services      14,500       -        35,000       -
  Depreciation and amortization          4,622     13,293      7,523     26,585
 (Increase) decrease in:
  Prepaid expenses                        -          -       278,985       -
  Accounts receivable                    1,299      4,874     (1,480)     6,366
  Other receivables                    (33,515)      -       (33,515)      -
 Increase (decrease) in:
  Accounts payable                     (62,982)   (60,375)   (71,368)   (71,954)
  Accrued expenses                      44,064     31,839    134,912    (54,460)

   Net Cash Used by
    Operating Activities              (502,826)  (271,030)  (648,727)  (606,064)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                              -          -          -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Repayment of long -term debt          (10,000)      -       (10,000)      -
 Proceeds from loans, individuals      659,785    178,659    773,285    178,659
 Proceeds from stockholders' loan         -        10,000      4,000     10,000
 Issuance of common stock              111,000    130,500    136,000    326,000

   Net Cash Provided by
    Financing Activities               760,785    319,159    903,285    514,659

INCREASE (DECREASE) IN CASH            257,959     48,129    254,558    (91,405)

CASH, BEGINNING OF PERIOD                4,115     21,969      7,516    161,503

NET CASH, END OF PERIOD             $  262,074 $   70,098 $  262,074 $   70,098

SUPPLEMENTAL DISCLOSURE

 Cash paid for interest
   during the period                $   12,769 $   10,526 $   23,946 $   22,625

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                     June 30, 1998 and 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

       a.  Nature of Organization

       The Company was incorporated on March 23, 1989. The Company's principal business activities consist of providing medical cost containment services to both institutional and consumer markets. The Company performs on-going credit evaluations of its customers' financial condition d generally requires no collateral.

       On March 22, 1993, the Company entered into a merger with State Policeman Annual Magazine, Inc. (State), whereby each share of the Company's common and preferred stock was exchanged for one share of State's common and preferred stock. State is a Company which was organized under the laws of the State of Utah on May 14, 1983. Pursuant to the merger agreement, State amended its Articles of Incorporation to change its name to National Health & Safety Corporation.

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

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

            Furniture and fixtures               7 years
            Office equipment                     7 years
            Computers                            5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $7,523 and $9,083 for the six months ended June 30, 1998 and 1997, respectively.

       d.  Loss per Share

       The Company has computed the loss per share based upon the weighted average number of shares outstanding during the period.

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                     June 30, 1998 and 1997


NOTE 1 -    SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Deferred Loan Costs

       During 1995, the Company issued convertible debentures with a face value of $250,000. The Company incurred issuance costs of $70,000 relating to the debentures. The costs have been capitalized and have been amortized over the life of the debentures which matured on November 30, 1997, the amount of deferred loan costs is $0.00. In, 1997, the Company determined that due to the low trading price of its stock, that the conversion of the debentures would result in excessive dilution. Accordingly, it has offered the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been accrued as interest expense in the 1997 financial statements.

       g.  Provision for Taxes

       At June 30, 1998, the Company had net operating loss carryforwards of approximately $10,400,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards are offset by a valuation allowance of the same amount.

       h.  Prepaid Expenses

       The Company has purchased $500,000 in radio airtime, to be used over the next year to promote its products. $278,985 was expensed in the six months ended June 30, 1998.

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

       k.  Uninsured Corporate Cash Balances

       The Company maintains its corporate cash balances at various banks and financial institutions. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $162,000 at June 30, 1998.

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                     June 30, 1998 and 1997

NOTE 2 - LOANS PAYABLE, INDIVIDUALS

                                                       June 30,    December 31,
                                                         1998          1997
                                                       (Unaudited)
       Private Placement Advances
       The Company received advances from
       certain individuals under various private
       placements.  The Company has agreed to
       issue common stock to these individuals upon
       securing additional financing.  Some of the
       individuals who had advanced funds were
       partially repaid.  These loans are unsecured
       and due upon demand.                            $   48,040   $  48,040

       Loans, Individuals
       During the last four years, the Company was
       advanced money from various individuals for
       working capital purposes which bear interest
       at 8% to 10%.  If the Company is successful in
       obtaining additional capital, it intends to
       exchange a majority of these loans for common
       stock and the remainder of the loans will be
       repaid.  These loans are unsecured and due
       upon demand.                                    1,484,827      711,542

                                                     $ 1,532,867   $  759,582

NOTE 3 -  LOAN PAYABLE, STOCKHOLDER

       Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start-up of the Company. Over the years the stockholder has advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $656,025 at June 30, 1998. The loan is unsecured and accrues interest at 10% per annum.

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

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                     June 30, 1998 and 1997

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

        Rent expense amounted to $68,034 and $71,884 for the six months ended June 30, 1998 and 1997, respectively.

        The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $352,000 for the year ended December 31, 1998. At June 30, 1998, total deferred income for these three individuals was $814,030. This amount is included in accrued expenses.

        The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $295,000 is accrued at June 30, 1998 of which $265,000 is long-term debt which covers the total remaining obligation.

        The Company issued shares to certain individuals in connection with a private placement. The Company has agreed to not dilute these shareholders below 5.3% of the outstanding shares of the Company by allowing them to purchase the shares for the par value amount, until the Company raises $2,000,000 through a public offering of its common stock.

        The Company has agreed to repurchase stock issued to an individual in a private placement. The individual purchased 5,000 shares of the Company's common stock for $25,000. The Company has committed to repurchasing the stock for the same amount, contingent upon the success of future stock placements. Additionally, the Company received $25,000 from an individual. A judgment has been issued against the Company to repay the $25,000. The balance due at June 30, 1998 was $17,500.

        During 1995, several stock subscription agreements were canceled. Of the shares canceled, certificates representing 4,000,000 shares have not been returned to the Company, however, these certificates are legended so that they cannot be traded.

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                     June 30, 1998 and 1997

NOTE 6 - CONVERTIBLE DEBENTURES

        During 1995 and 1996, the Company issued convertible debentures with a face value of $900,000. $400,000 of these debentures were converted during 1996, and $320,000 were converted in 1997. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to 50% of the lowest closing bid price on any day after December 31, 1997 until the date of conversion. The balance due at June 30, 1998 was $125,000. In 1997, the Company determined that due to the low trading price of its stock, the conversion of the debentures would result in excessive dilution. Accordingly, it was offering the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been accrued as interest expense in the 1997 financial statements.

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

                                                                    $ 600,086

NOTE 8 -   RELATED PARTY TRANSACTIONS

        Included in accounts payable at June 30, 1998 is an amount due to a corporation affiliated with the Company through common management and stock ownership, representing fees for administrative services rendered to the Company in 1991 and prior years. The amount was $28,780 at June 30, 1998.

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

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                     June 30, 1998 and 1997

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

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and six month periods ended June 30, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                     Three Months Ended    Six Months Ended
                                          June 30,            June 30,
                                        1998      1997      1998     1997
                                         (Unaudited)         (Unaudited)
Sales. . . . . . . . . . . . . . .      100%     100%       100%     100%
Cost of sales. . . . . . . . . .         35       25         20       27
Operating expenses . . . . . . . .     1532     1134       1445     1055
(Loss) from operations . . . . . .    (1467)   (1059)     (1365)    (982)
Other expenses - interest  . . . .       41       45         34       45
Net (loss) . . . . . . . . . . . .    (1508)   (1104)     (1399)   (1027)


Results of Operations for the Three and Six Months Ended June 30,
1998 and 1997

    Total sales for the second quarter of 1998 increased 32% from the second quarter of 1997 primarily attributed to the 24% increase in POWERX Card sales due primarily to increased marketing, and the 932% increase in other sales due to short-term consulting agreements. This increase was partially offset by a slight ($788) decrease in medical equipment sales. For the first six months of 1998, total sales increased 43% from the comparable 1997 period primarily attributed to the 32% increase in POWERX sales, and the 679% increase in other sales. The increase was partially offset by the $1,023 decrease in medical equipment sales attributed to continued reduced marketing efforts. Cost of sales (as a percentage of total revenues) increased to 35% for the second quarter of 1998, from 25% for the second quarter of 1997 period, and decreased to 20% for the first six months of 1998 from 27% for the comparable 1997 period. The percentage increase for the second quarter was the result of a sales mix of higher monthly POWERX pays versus annual pays, and the percentage decrease in the first six months of 1998 was due to the increase in other sales with no associated costs. Actual cost of sales increased 38% for the second quarter of 1998 compared to the second quarter of 1997 due to the increase in POWERX sales, and decreased 9% for the first six months of 1998 from the comparable 1997 due to the change in sales mix.

    Operating expenses for second quarter and first six months of 1998 increased 79% and 96%, respectively, when compared to the corresponding 1997 periods. Contributing primarily to the increase during the second quarter of 1998 were the 26% increase in salaries paid due to one additional employee, one promotion and general salary increases, the 323% increase in commissions due to a new marketing program, the 181 % increase in consulting fees due to public relations and financial consultants, the 12% increase in rents due to increase in rent and additional office equipment and auto lease, and the 173% increase in mailing expenses and $127,562 increase in marketing to increase selling and advertising efforts.

    The increase in operating expenses for the first six months of 1998 is attributed to the $283,064 increase in advertising expenses and $148,016 increase marketing increases in marketing expenses reflecting the Company's increased selling efforts.

    As a percentage of total revenues, operating expenses increased from 1134% for the second quarter of 1997 to 1532% for the second quarter of 1998, and from 1055% for the first six months of 1997 to 1145% for the first six months of 1998.

    The net loss for the second quarter and first six months of 1998 increased 80% to $470,814 for the second quarter and 95% to $998,784 for the first six months, as compared with the corresponding 1997 periods. These results are primarily attributed to the significant increases in operating expenses for the 1998 periods in comparison to smaller increases in revenue.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through financing activities including private loans and raising capital through the sale of securities. Working capital at June 30, 1997 was a negative $3,468,167 compared to a negative $2,933,377 at December 31, 1997, an 18% increase primarily attributed to an the 102% increase in loans payable.

    Net cash used by operating activities for the second quarter and first six months of 1998 was $502,826 and $648,727, respectively, compared to net cash used of $271.030 and $606,064 for the comparable 1997 periods. These increases are primarily attributed to the larger net loss form operations in the 1998 periods and partially offset by a decrease in prepaid expense and an increase in accrued expenses during the first six months of 1998. Net cash provided by financing activities for the second quarter and first six months of 1998 was $760,785 and $903,285, respectively, compared to net $319,159 and $514,659 for the 1997 periods. These results are primarily due to proceeds received from loans in 1998.

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

    As of June 30, 1998, the Company had total assets of $570,066 and total stockholders' deficiency of $3,458,573. In comparison, as of December 31, 1997, the Company had total assets of $567,021 and total stockholders' deficiency of $2,680,790.

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

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the second quarter of 1998. Management estimates that its current level of operations requires approximately $80,000 per month in cash based upon average monthly cash flows during the first six months of 1998. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarters, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the third quarter of 1998. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.

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

    On July 16, 1998, an action was filed in Superior Court of the State of California, County of Los Angeles (BC194301), entitled Premium Holdings, Inc. vs. National Health and Safety
Corporation, et al. The action concerns an alleged breach of contract and seeks damages and a temporary restraining order to prevent the Company from canceling certain shares of common stock issued, or to be issued by the Company. The Company contends that it acted properly and that the there is no valid and binding agreement related to the transaction. The Company has canceled the shares of common stock issued pursuant to the transaction. The Company believes that it is without fault in the action and intends to vigorously defend the suit. A hearing has been set for August 1998. It is too soon in the proceedings to assess any potential liability from the suit.

Item 2.  Changes In Securities

    During the second quarter of 1998, the Company issued 454,545 shares of its authorized but previously unissued common to one person upon the conversion of certain convertible debentures, and an additional 8,000,000 shares to one person for services based on a price of $,001 per share An additional 310,000 shares were sold to two persons at the average price of $.10 per share and 75,000 shares were issued to one person in for services based on a price of $.06 per share. Subsequently, the Company has canceled 8,000,000 of these shares.

    The issuance of the shares for services and for cash were made in private transactions with individual investors executing subscription agreements, and was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The aggregate proceeds from the cash sale were $31,000 and were applied to the general operating and administrative expenses of the Company. The issuance of shares pursuant to the conversion of the debentures was made in reliance on the exemption from registration provided by Section 3(a)(9) and Regulation S of the Act. The Company also increased its authorized capitalization to 100,000,000 shares of common stock and 25,000,000 shares of preferred stock, although the amendment to the Articles of Incorporation relating to the change have not been filed.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    During the second quarter of 1998, the Company authorized certain actions by written consent of shareholders in lieu of a meeting. The actions taken were as follows.

    1. April 8, 1998, consent to proceed with a certain funding arrangement with HealthMed, Inc. whereby the Company would issue shares of its common stock for certain funding considerations. (18,835,702 shares consented). This transaction is presently in dispute. See Item 1 above.

    2. April 15, 1998, authorization of the change in capitalization to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. (18,835,702 shares consented). No amendment to the Company's Articles of Incorporation has been filed pursuant to this action

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended June 30, 1998. The Company did file a report on Form 8-K on July 13, 1998 reporting under Item 5, Other Events, information concerning the Company's dispute of the claimed ownership of shares of common stock by certain shareholders of the Company pursuant to a Stock Purchase Agreement.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NATIONAL HEALTH & SAFETY CORPORATION



Date:  August 14, 1998            By    /S/ R. Dennis Bowers
                                   R. DENNIS BOWERS, President



Date:  August 14, 1998                 By   /S/ Roger H. Folts
                                       ROGER H. FOLTS, Vice
                                       President, Treasurer and
                                       Chief Financial Officer



Date:  August 14, 1998                 By  /S/ Joseph Hirschberg
                                       JOSEPH HIRSCHBERG, Director



Date:  August 14, 1998                 By   /S/ Barton Peck
                                       BARTON PECK, Director