Form 10QSB
period 1998-09-30
NATIONAL HEALTH & SAFETY CORP
filed 1998-11-17
CIK 901899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                    Outstanding as of September 30, 1998

Common Stock, $.001 par value                         47,686,176

                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          1

          Balance Sheets -- September 30, 1998 and
            December 31, 1997. . . . . . . . . . . . . . . . . . . .        2

          Statements of Operations -- three and nine months
            ended September 30, 1998 and 1997. . . . . . . . . . .          4

          Statements of Stockholders' Deficiency . . . . . . . . .          5

          Statements of Cash Flows -- three and nine months
            ended September 30, 1998 and 1997. . . . . . . . . . .          7

          Notes to Financial Statements  . . . . . . . . . . . . .          8

          Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         14

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         17

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .         20

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         20

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         20

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         20

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         21

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         22

                              PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1998, have been prepared by the Company.















               NATIONAL HEALTH & SAFETY CORPORATION


                       FINANCIAL STATEMENTS

                   September 30, 1998 and 1997
                        December 31, 1997

              NATIONAL HEALTH & SAFETY CORPORATION
                         Balance Sheets


                             ASSETS

                                                    September 30,  December 31,
                                                       1998           1997
                                                    (Unaudited)
CURRENT ASSETS

 Cash                                               $   4,236      $   7,516
 Accounts receivable, net of allowance for doubtful
  accounts of $8,200 (Note 1)                          40,007         31,918

  Total Current Assets                                 44,243         39,434

PROPERTY AND EQUIPMENT (Note 1)

 Furniture and fixtures                                 7,088          7,088
 Computer equipment                                   129,649        129,649
 Office equipment                                      29,062         29,062

  Total Property and Equipment                        165,799        165,799

 Less accumulated depreciation                        155,726        147,510

  Net Property and Equipment                           10,073         18,289

OTHER ASSETS

 Other receivables                                     25,515           -
 Prepaid expenses (Note 1)                            220,015        500,000
 Deposits                                               9,298          9,298

  Total Other Assets                                  254,828        509,298

  TOTAL ASSETS                                     $  309,144     $  567,021

              NATIONAL HEALTH & SAFETY CORPORATION
                   Balance Sheets (Continued)


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                  September 30,    December 31,
                                                     1998              1997
                                                  (Unaudited)

CURRENT LIABILITIES

 Accounts payable                                $    293,906      $    344,280
 Loans payable, stockholder (Note 3)                  656,025           652,025
 Loans payable, individuals (Note 2)                  501,124           759,582
 Accrued expenses (Note 5 and 8)                    1,426,545         1,041,924
 Convertible debentures (Note 6)                      125,000           175,000

  Total Current Liabilities                         3,002,600         2,972,811

LONG-TERM DEBT

 Legal settlement (Note 5)                            255,000           275,000

STOCKHOLDERS' DEFICIENCY

 Preferred stock, $.001 par value; 25,000,000 shares
  authorized; 14,363 shares issued and outstanding         14                14
 Common stock; $.001 par value, 50,000,000 shares
  authorized; 47,686,176 and 34,241,074 shares
  issued and outstanding, respectively                 47,686            34,241
 Additional paid-in capital                         8,609,836         7,392,394
 Stock subscription receivable                       (700,000)         (700,000)
 Accumulated deficit                              (10,905,992)       (9,407,439)

  Total Stockholders' Deficiency                   (2,948,456)       (2,680,790)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                    $    309,144       $   567,021

              NATIONAL HEALTH & SAFETY CORPORATION
                    Statements of Operations
                          (Unaudited)


                            For the Three Months Ended For the Nine Months Ended
                                        September 30,          September 30,
                                      1998        1997         1998      1997

SALES                            $   30,626  $   27,909  $   102,040  $  77,845

OPERATING COSTS AND EXPENSES

  Cost of sales                      22,497       7,089       36,977     20,405
  Operating expenses                501,971     425,697    1,533,743    952,293

  Total Operating Costs
    and Expenses                    524,468     432,786    1,570,720    972,698

LOSS FROM OPERATIONS               (493,842)   (404,877)  (1,468,680)  (894,853)

OTHER EXPENSE

  Interest                            5,927      11,178       29,873     33,803

NET LOSS                        $  (499,769)  $(416,055) $(1,498,553) $(928,656)

LOSS PER SHARE                  $     (0.01)  $   (0.01) $     (0.04) $   (0.05)

                  NATIONAL HEALTH & SAFETY CORPORATION
                 Statements of Stockholders' Deficiency


                                           Additional    Stock
                         Preferred Common    Paid-in Subscriptions  Accumulated
                            Stock  Stock     Capital   Receivable     Deficit

Balance, December 31, 1995  $ 14 $ 22,526 $83,823,970 $(80,500,000) $(5,853,195)

Cancellation of stock
 subscriptions                 -  (13,300)(79,986,700)  80,000,000         -

Contribution of capital
 by investor                   -     -        114,439         -            -

Issuance of common
 stock for cash                -    3,105     521,894         -            -

Issuance of common stock
 in payment of debt            -      378     329,030     (266,000)        -

Issuance of common
 stock for services rendered   -      619   1,067,048         -            -

Stock subscriptions receivable -    7,818     357,558         -            -

Net (loss) for the year
 ended December 31, 1996       -     -           -            -      (1,974,963)

Balance, December 31, 1996    14   21,146   6,227,239     (766,000)  (7,828,158)

Issuance of common stock
 in payment of debt            -    2,918     197,082         -            -

Issuance of common stock
 for services rendered         -    1,204     205,196         -            -

Issuance of common stock
 for cash                      -    8,973     732,877         -            -

Contribution of capital by
 investor                      -     -         30,000         -            -

Receipt of stock subscription
 receivable                    -     -           -          66,000         -

Net (loss) for the year
 ended December 31, 1997       -     -           -            -      (1,579,281)

Balance, December 31, 1997  $ 14 $ 34,241 $ 7,392,394 $   (700,000) $(9,407,439)

                 NATIONAL HEALTH & SAFETY CORPORATION
           Statements of Stockholders' Deficiency (Continued)


                                           Additional    Stock
                       Preferred  Common     Paid-in Subscriptions  Accumulated
                           Stock   Stock     Capital   Receivable    Deficit

Balance, December 31, 1997  $ 14 $ 34,241 $ 7,392,394 $   (700,000) $(9,407,439)

Issuance of common stock in
 payment of debt (unaudited)   -    9,830     924,057         -            -

Issuance of common stock for
 services rendered (unaudited) -    8,595      45,905         -             -

Issuance of common stock for
 cash (unaudited)              -    3,020     189,480         -             -

Common stock canceled
  (unaudited)                  -   (8,000)      8,000         -             -

Contribution of capital by
  shareholder (unaudited)      -     -         50,000         -             -

Net (loss)  for the nine months
 ended September 30, 1998
 (unaudited)                  -      -           -            -      (1,498,553)

Balance, September 30, 1998
 (unaudited)               $ 14 $  47,686 $ 8,609,836  $ (700,000) $(10,905,992)

                 NATIONAL HEALTH & SAFETY CORPORATION
                       Statements of Cash Flows
                             (Unaudited)


                            For the Three Months Ended For the Nine Months Ended
                                        September 30,          September 30,
                                       1998       1997         1998      1997

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net (loss)                        $(499,769) $(416,055) $(1,498,553) $(928,656)
 Adjustments to reconcile net (loss)
  to net cash (used) by operating
  activities:
  Common stock issued for services    19,500       -          54,500       -
  Depreciation and amortization        4,687     13,293       12,210     39,898
 (Increase) decrease in:
  Prepaid expenses                     1,000       -         279,985       -
  Accounts receivable                 (6,609)    (2,880)      (8,089)     3,486
  Other receivables                    8,000       -         (25,515)      -
 Increase (decrease) in:
  Accounts payable                    20,994     12,673      (50,374)   (59,281)
  Accrued expenses                   232,052    234,474      366,964    179,994

   Net Cash Used by
    Operating Activities            (220,145)  (158,495)    (868,872)  (764,559)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                            -          -            -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Repayment of loans - stockholders     -        (10,000)        -       (10,000)
 Repayment of loans - individuals  (154,193)    (34,199)    (154,193)   (34,199)
 Repayment of long -term debt          -           -         (10,000)      -
 Proceeds from loans, individuals    60,000        -         833,285    178,659
 Proceeds from stockholders' loan      -           -           4,000     10,000
 Issuance of common stock            56,500     525,360      192,500    851,360

   Net Cash Provided by
    Financing Activities            (37,693)    481,161      865,592    995,820

INCREASE (DECREASE) IN CASH        (257,838)    322,666       (3,280)   231,261

CASH, BEGINNING OF PERIOD           262,074      70,098        7,516    161,503

NET CASH, END OF PERIOD          $    4,236  $  392,764  $     4,236  $ 392,764

SUPPLEMENTAL DISCLOSURE

 Cash paid for interest
   during the period             $    5,927  $   11,178  $    29,893  $  32,616

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                  September 30, 1998 and 1997


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

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

            Furniture and fixtures               7 years
            Office equipment                     7 years
            Computers                            5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $8,216 and $13,625 for the nine months ended September 30, 1998 and 1997, respectively.

       d.  Loss per Share

       The Company has computed the loss per share based upon the weighted average number of shares outstanding during the period.

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                  September 30, 1998 and 1997

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

       g.  Provision for Taxes

       At September 30, 1998, the Company had net operating loss carryforwards of approximately $10,900,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the carryforwards are offset by a valuation allowance of the same amount.

       h.  Prepaid Expenses

       The Company has purchased $500,000 in radio air time, to be used over the next year to promote its products. $279,985 was expensed in the nine months ended September 30, 1998.

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

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                  September 30, 1998 and 1997

NOTE 2 - LOANS PAYABLE, INDIVIDUALS

                                                  September 30, December 31,
                                                       1998         1997
                                                   (Unaudited)
       Private Placement Advances
       The Company received advances from
       certain individuals under various private
       placements.  The Company has agreed to
       issue common stock to these individuals upon
       securing additional financing.  Some of the
       individuals who had advanced funds were
       partially repaid.  These loans are unsecured
       and due upon demand.                          $  48,040   $  48,040

       Loans, Individuals
       During the last four years, the Company was
       advanced money from various individuals for
       working capital purposes which bear interest
       at 8% to 10%.  If the Company is successful in
       obtaining additional capital, it intends to
       exchange a majority of these loans for common
       stock and the remainder of the loans will be
       repaid.  These loans are unsecured and due
       upon demand.                                    453,084     711,542

                                                     $ 501,124   $ 759,582

NOTE 3 -  LOAN PAYABLE, STOCKHOLDER

       Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start-up of the Company. Over the years the stockholder has advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $656,025 at September 30, 1998. The loan is unsecured and accrues interest at 10% per annum.

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

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                  September 30, 1998 and 1997

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

        Rent expense amounted to $104,488 and $107,826 for the nine months ended September 30, 1998 and 1997, respectively.

        The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $352,000 for the year ended December 31, 1998. At September 30, 1998, total deferred income for these three individuals was $868,943. This amount is included in accrued expenses.

        The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $285,000 is accrued at September 30, 1998 of which $255,000 is long-term debt which covers the total remaining obligation.

        On September 1, 1998, the Company entered into a written settlement agreement with the Stein Group resolving all disputes between the Company and the Stein Group (the "Settlement Agreement"), subject to the parties' compliance with two sets of conditions, including payment by the Company of $150,000 in partial satisfaction of the HealthMed Loan and deposit into escrow of an uncashed check in the amount of $18,000 that was to be used to purchase a portion of the common stock that was canceled, (i) all three lawsuits (the Premium State Action, the HealthMed Action and the Premium Federal Action, collectively the "Litigation") would be dismissed without prejudice; (ii) the stock certificate evidencing the 8,000,000 shares of common stock would be deposited in escrow; and (iii) Stein and Hawk would immediately disclaim any position as directors of the company, as they had previously asserted. The Company has already complied with all of the first set of conditions; accordingly, the Litigation has been dismissed without prejudice by the Courts in which they were pending, and will not be refiled unless the Company fails to comply in a timely manner with the second set of conditions.

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                  September 30, 1998 and 1997

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

        The most significant of the second set of conditions is that the Company has agreed to pay an additional $100,000 in satisfaction of the HealthMed Loan and to pay an additional $200,000 in consideration for the dismissal of all litigation and releases of all claims of the Stein Group against the Company and its shareholders, officers and directors. The $300,000 still due is to be paid in twelve installments of $25,000 in principal plus accrued interest at 8%, commencing on November 1, 1998. Upon payment in full by the Company, (i) the certificate for 8,000,000 shares of the Company's common stock will be returned to the Company; (iii) the uncashed $18,000 check will be returned to the Stein Group; (iv) the Agreements will be rescinded based upon the parties will be terminated. The foregoing is not intended to be a complete recitation of the terms of the Settlement Agreement, which is lengthy and complex.

        The Company issued shares to certain individuals in connection with a private placement. The Company has agreed to not dilute these shareholders below 5.3% of the outstanding shares of the Company by allowing them to purchase the shares for the par value amount, until the Company raises $2,000,000 through a public offering of its common stock.

        The Company has agreed to repurchase stock issued to an individual in a private placement. The individual purchased 5,000 shares of the Company's common stock for $25,000. The Company has committed to repurchasing the stock for the same amount, contingent upon the success of future stock placements. Additionally, the Company received $25,000 from an individual. A judgment has been issued against the Company to repay the $25,000. The balance due at September 30, 1998 was $17,500.

        During 1995, several stock subscription agreements were canceled. Of the shares canceled, certificates representing 4,000,000 shares have not been returned to the Company, however, these certificates are legended so that they cannot be traded.

NOTE 6 - CONVERTIBLE DEBENTURES

        During 1995 and 1996, the Company issued convertible debentures with a face value of $900,000. $400,000 of these debentures were converted during 1996, and $320,000 were converted in 1997. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to 50% of the lowest closing bid price on any day after December 31, 1997 until the date
        of conversion.    The balance due at September 30, 1998 was
        $125,000. In 1997, the Company determined that due to the low trading price of its stock, the conversion of the debentures would result in excessive dilution.
        Accordingly, it was offering the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been accrued as interest expense in the 1997 financial statements.


              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                  September 30, 1998 and 1997

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

                                                                   $ 600,086

NOTE 8 - RELATED PARTY TRANSACTIONS

        Included in accounts payable at June 30, 1998 is an amount due to a corporation affiliated with the Company through common management and stock ownership, representing fees for administrative services rendered to the Company in 1991 and prior years. The amount was $28,780 at September 30, 1998.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and nine month periods ended September 30, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                   Three Months Ended     Nine Months Ended
                                       September 30,        September 30,
                                       1998     1997        1998     1997
                                         (Unaudited)          (Unaudited)
Sales. . . . . . . . . . . . . . .      100%     100%        100%     100%
Cost of sales. . . . . . . . . .         73       26          36       26
Operating expenses . . . . . . . .     1640     1525        1503     1224
(Loss) from operations . . . . . .    (1613)   (1451)      (1439)   (1150)
Other expenses - interest. . . . .       19       40          29       43
Net (loss) . . . . . . . . . . . .    (1632)   (1491)      (1468)   (1193)


Results of Operations for the Three and Nine Months Ended September 30, 1998 and 1997

    Total sales for the third quarter of 1998 increased 10% from the third quarter of 1997 primarily attributed to the 2655% increase in other sales due to short-term consulting agreements. This increase was partially offset by the 19% decrease in POWERX Card sales due to the increase in monthly payments for memberships versus annual payments. When sales are paid for on a monthly basis, the income is recorded for only the current months. Medical equipment sales also decrease 27% for the period. For the first nine months of 1998, total sales increased 31% from the comparable 1997 period primarily attributed to the 14% increase in POWERX sales due to increased marketing activity for the year to date, and the 1058% increase in other sales. The increase was partially offset by the 21% decrease in medical equipment sales attributed to continued reduced marketing efforts for the year to date.

    Cost of sales (as a percentage of total revenues) increased to 73% for the third quarter of 1998, from 26% for the third quarter of 1997 period, and increased to 36% for the first nine months of 1998 from 26% for the comparable 1997 period. These increases were the result of the increase in monthly payment for memberships versus annual payments. Although monthly payments are recorded for only the current month, the cost of sales is paid for totally in the first month and there is no reduction if an individual cancels during the remaining time of membership. Actual cost of sales increased 217% for the third quarter of 1998 compared to the third quarter of 1997 due to the mix of sales relating to monthly pays, and increased 81% for the first nine months of 1998 due to the change in sales mix.

    Operating expenses for third quarter and first nine months of 1998 increased 18% and 61%, respectively, when compared to the corresponding 1997 periods. Contributing to the increase during the third quarter of 1998 were (i) the 8% increase in salaries paid due to an additional employee; (ii) the 38% increase in commissions due to a new marketing program; (iii) the 45% increase in rents due to and increase in rent, additional office equipment and auto leases; (iv) new expenditures of $22,746 for marketing and $7,937 for advertising reflecting increased marketing activity; and (v) the 71% increase in mailing expenses due to increase selling and advertising efforts. Also during the third quarter, the Company made a $200,000 settlement in a legal action.

    The 61% increase in operating expenses for the first nine months of 1998 is primarily attributed to the increases in advertising and marketing expenses reflecting the Company's increased selling efforts, and the increases in salaries and commissions.

    As a percentage of total revenues, operating expenses increased from 1525% for the third quarter of 1997 to 1640% for the third quarter of 1998, and from 1224% for the first nine months of 1997 to 1503% for the first nine months of 1998.

    The net loss for the third quarter and first nine months of 1998 increased 20% to $499,769 for the third quarter and 61% to $1,498,553 for the first nine months, compared with the corresponding 1997 periods. These results are primarily attributed to the significant increases in operating expenses for the 1998 periods in comparison to smaller increases in revenues.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through financing activities including private loans and raising capital through the sale of securities. Working capital at September 30, 1997 was a negative $2,958,357 compared to a negative $2,933,377 at December 31, 1997. This increase of less than 1% was due to a 37% increase in accrued expenses and mostly offset by the 34 decrease in loans payable to individuals and 29% decrease in convertible debentures.

    Net cash used by operating activities for the third quarter and first nine months of 1998 was $220,145 and $868,872 respectively, compared to net cash used of $158,495 and $764,559 for the comparable 1997 periods. These increases are primarily attributed to the larger net loss form operations in the 1998 periods and partially offset by a decrease in prepaid expense and an increase in accrued expenses during the first nine months of 1998. Net cash provided by financing activities for the third quarter and first nine months of 1998 was a negative $37,693 and a positive $865,592, respectively, compared to net cash provided of $481,181 and $995,820 for the 1997 periods. These results are primarily due to proceeds received from loans in 1998 and partially offset by repayments of loans of $154,193 during the third quarter of 1998.

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

    As of September 30, 1998, the Company had total assets of $309,144 and total stockholders' deficiency of $2,948,456. In comparison, as of December 31, 1997, the Company had total assets of $567,021 and total stockholders' deficiency of $2,680,790.

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

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the fourth quarter of 1998. Management estimates that its current level of operations requires approximately $80,000 per month in cash based upon average monthly cash flows during the first nine months of 1998. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarters, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the fourth quarter of 1998. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.

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

(a) In 1993, the National Association of Securities Dealers, Inc. ("NASD") and the Securities and Exchange Commission ("SEC") made preliminary inquiries regarding trading in the shares of the Company's securities. A formal order of investigation was issued by the SEC on October 19, 1994 ("In the Matter of Trading in the Securities of National Health & Safety Corp. / NY-6155). The Company has delivered to the SEC certain requested documents pursuant to a subpoena duces tecum.

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

(b) In a Schedule 13D filed on June 9, 1998 (the "Schedule 13D"), certain persons claimed ownership of 18,000,000 shares of the Company's common stock. The claims were based on three Stock Purchase Agreements. At the time the Schedule 13D was filed 8,000,000 shares had already been issued and delivered and certain parties asserted the right to receive an additional 10,000,000 shares which had not yet been issued. The Company disputed the assertions and contended that the agreements were unenforceable.

    On July 16, 1998, Premium Holdings, Inc. filed an action in the Superior Court of the State of California, County of Los Angeles (the "California State Court"), entitled Premium Holdings, Inc. v. National Health and Safety Corporation, el al. (Case No. BC 194301; the "Premium State Action"), against the Company and others. The Premium State Action alleged breach of contract for failure to deliver the remaining shares and sought damages and injunctive relief to prevent the Company from canceling shares already issued and delivered pursuant. The Company had in fact already canceled the subject shares. On July 16, 1998, the California State Court issued a Temporary Restraining Order prohibiting the Company from taking any further action to cancel, dilute or otherwise interfere with the shares issued to Premium. The California State Court also issued an Order to Show Cause why a Preliminary Injunction should not be granted for the duration of the Premium State Action incorporating the Temporary Restraining Order and granting additional relief. On August 24, 1998, a hearing was held on the Order to Show Cause, after which the California State Court denied Premium's application for a Preliminary Injunction and dissolved the Temporary Restraining Order.

    On July 16, 1998, HealthMed, Inc. ("HealthMed") also filed an action in the California State Court, entitled HealthMed, Inc. v. National Health and Safety Corporation, et al. (Case No. BC194405), against the Company and others. The Action sought damages and other relief arising out of the alleged failure of the Company timely to repay a $250,000 loan evidenced by a demand note in favor of HealthMed. The Company contended that the loan was not yet due because, according to the Company, it was to be repaid out of the proceeds of certain receivables financing.

    On August 17, 1998, Premium filed a second action against the Company, in the United States District Court for the Central District of California (the "Federal Court"), entitled Premium Holdings, Inc. v. National Health and safety Corporation, et al. (Case No98-6720-DDP). This action also named as defendants Dr. R. Dennis Bowers (a shareholder, officer and director of the Company), and Barton Peck and Al Simon (both shareholders). The sought damages for alleged securities fraud under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule, l0b-5 promulgated thereunder.

    Following lengthy negotiations, on September 1, 1998, the Company entered into a written settlement agreement resolving all disputes between the Company and the plaintiffs, subject to the parties' compliance with two sets of conditions. Upon satisfaction of the first set of conditions, including payment by the Company of $150,000 in partial satisfaction to HealthMed, (i) all three lawsuits would be dismissed without prejudice; (ii) the stock certificate evidencing the 8,000,000 shares would be deposited in escrow; and (iii) two of the plaintiffs would immediately disclaim any position as directors of the Company, as they had previously asserted. The Company complied with all of the first set of conditions and, accordingly suits were dismissed without prejudice in the respective courts. The suits will not be refiled unless the Company fails to comply in a timely manner with the second set of conditions.

    The most significant of the second set of conditions is that the Company has agreed to pay an additional $100,000 in satisfaction of the HealthMed Loan and to pay an additional $200,000 in consideration for the dismissal of all litigation and releases of all claims of certain plaintiffs against the Company and its shareholders, officers and directors. The $300,000 still due is to be paid in twelve installments of $25,000 in principal plus accrued interest, commencing on November 1, 1998. Upon payment in full by the Company, (i) the mutual general releases will become effective; (ii) the certificate for 8,000,000 shares will be returned to the Company; (iii) all agreements will be rescinded based upon the parties' disagreement as to their terms; and (iv) all other agreements between the parties will be terminated.

Item 2.  Changes In Securities

    During the third quarter of 1998, the Company sold 9,441,670 shares of its authorized but previously unissued common to six persons for prices ranging from $.05 to $.175 per share. The Company also issued 275,000 shares to two persons for services based on prices of $.06 and $.07 per share. The Company also canceled 8,000,000 shares due to the settlement of litigation.

    The issuance of the shares for services and for cash were made in private transactions with individual investors executing subscription agreements, and was made in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act").

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         Reports on Form 8-K were filed by the Company on July 13 and October 9, 1998. The reports contained disclosure under
    Item 5, Other Events, concerning litigation and settlement of a dispute of the claimed ownership of shares of common stock. Information concerning the litigation is contained in Part II,
    Item 1 hereof.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL HEALTH & SAFETY CORPORATION



Date:  November 16, 1998               By    /S/ R. Dennis Bowers
                                         R. DENNIS BOWERS, President



Date:  November 16, 1998               By   /S/ Roger H. Folts
                                          ROGER H. FOLTS,
                                       Chief Financial Officer