Form 10KSB
period 1998-12-31
NATIONAL HEALTH & SAFETY CORP
filed 1999-04-09
CIK 901899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
          Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes      No   X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X

     State the issuer's revenues for its most recent fiscal year.
 $ 165,535

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 8,755,773  (Based on price
of $.23 per share as of March 31, 1999)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                         Outstanding as of Decmber 31, 1998
   Common Stock, $.001 Par Value                       52,454,994

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No X

               NATIONAL HEALTH & SAFETY CORPORATION

                        TABLE OF CONTENTS
                                                                          Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .           11

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           11

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .           12

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .           12

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           13

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           19

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           32

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           32

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           34

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           36

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           37

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           38

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .           39






                              PART I

Item 1.  Description of Business

Business Development

    National Health & Safety Corporation (the "Company") is engaged in the business of providing health care products and services to the general public on a discount basis. The Company was incorporated in the State of Utah on May 23, 1983.

    The Company's principal executive offices are located at 730
Louis Drive, Warminster, Pennsylvania 18974, and its telephone number is (215) 442-0926.

Business of Issuer

    Currently, the Company has one operating division, the POWERX Medical Benefits Network ("POWERX"), which offers discounts on a wide range of medical and supplemental benefits for the consumer. The Company is not and does not intend to become an insurance company. Rather, it offers medical products and services, specializing in providing reduced fee access to healthcare and ancillary providers throughout the United States through POWERX. Management believes that through POWERX the Company can reduce the cost of medical care to consumers and to corporations, unions, associations, insurers and other organizations while promoting quality of care.

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

    Also, participants in POWERX have available to them at discount prices the services of more than 400,000 professional providers of medical services including hospitals, inpatient facilities, clinics and laboratories, physicians, pharmacies, dentists, chiropractors, nursing home care and home nursing care. The Company contracts directly with national preferred provider organization ("PPO") networks to provide medical services at discounts ranging from approximately 10% to 40%. PPOs are organizations that offer medical services and products to a specific group usually at a discount rate and will have an established network of professional providers. The Company will contract with individual PPOs rather than directly with the particular healthcare providers. The services of the professional providers are included in the list of services available to POWERX members at a discount under a specific plan. Individual members select the particular provider they wish to use. The Company is not involved in the contact between the professional providers and the POWERX members except to provide the name of the providers in the list of member benefits.

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

    Current POWERX professional services available include, but are not limited to, physicians, hospital, laboratory and radiology services, nursing home/extended care facility, audiology, chiropractic, dental, home nursing, orthodontic, ophthalmology and optometry, holistic health providers and nurse hotline. In addition to the various products and services available to POWERX members, the network also offers discounts on prescription drugs, either from local pharmacies or by mail order. In order to provide discount prescription drugs to POWERX members, the Company has entered into an agreement with a national network of retail pharmacies to provide low-cost and fast access to pharmaceutical medications. POWERX uses the PreScript Prescription Network which represents national pharmacy chains as well as independent pharmacies. POWERX members requiring immediate prescriptions or other health products will be able to purchase needed medications in their local participating pharmacies at discount prices, and will also be able to order equipment and supplies easily from the Company. POWERX members can also obtain discounts on their mail order pharmaceutical purchases from participating suppliers.

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

    Currently, the Company has approximately 150 contracts with various organizations to provide access to POWERX benefits during 1999. Approximately 10,000 POWERX cards are presently in use. Among the benefits of POWERX is that it offers its participants the convenience of shopping in the privacy of their homes. Members have access to products and services available through POWERX. Customers wishing to order may call a toll free number and either charge their purchase to a major credit card or pay by check or money order. The Company has negotiated with its suppliers whereby the suppliers will drop-ship approximately 95% of the merchandise ordered by the Company's customers. Thus, the Company is required to warehouse only approximately 5% of its products thereby reducing the costs of inventory, warehousing, shipping, personnel and overhead. Most products are drop-shipped by United Parcel Service generally within 72 hours of receiving the order.

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

    As part of the POWERX portfolio of services, the Company currently is able to offer the following medical benefits:
Physician, hospital, laboratory, radiology and other ancillary care, extended care/nursing home program, Retail Pharmacy, Mail Order Pharmacy, Medical Supplies and Equipment, Vision Care, Hearing Care, Dental Care, Home Nursing Care and Chiropractic Care. During 1998, the Company added two new programs; Complementary and
Alternative Medicine and a 24-Hour Nurse Hotline.   The Company is
also currently capable of offering the following supplemental (non-medical) programs to its members: Travel Reservations, Hotel/Motel, Golfers' Passport, Grocery Coupon, Large Print Book, Auto Care, Consumer Buying Network with Extended Warranty, Legal Services and Long Distance Telephone programs. Although the Company is constantly seeking to expand the number and variety of programs and providers that are part of the POWERX Network, there can be no assurance that the Company will retain any particular program or provider for any particular period of time. In the future, the Company may add or remove the programs that are available through the POWERX Network and also increase or decrease the number of providers that participate in the POWERX Network. Management believes that these possible changes are part of the normal evolution of the developing overall program.

    Through a network of more than 500 suppliers of various products, the Company makes available approximately 200,000 medical supplies and other products to institutional users such as nursing homes, doctors, dentists and clinics. Marketing of these services is directed at the small-volume buyers and markets and uses mail order catalogs and special promotional mailings.

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

Product and Development

    The Company has previously conducted a test marketing campaign in various cities using actual POWERX cards and participating pharmacies, dentists, and other medical services providers.
Data collected from these tests have been used to design and customize the POWERX program currently being marketed by the Company. The Company did not expend any money in 1998 on development of its products. The Company believes that the POWERX product has been sufficiently developed and test marketed and therefore future development expenses will be curtailed. Management anticipates expending approximately $75,000 to $150,000 per year for at least the next two fiscal years, if the necessary funds are available, for further development of POWERX, primarily for updating the product. Because the Company believes that the POWERX product is adequately developed for full scale marketing, this decrease in future development is not expected to have a material effect on future operations of the Company.

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

    Management believes that the key competitive advantage of POWERX is in its simplicity of use and in the many healthcare products and services it is capable of providing directly to its individual members in one low-cost package. Currently, approximately 48,000 retail pharmacies are included in the POWERX Network and have agreed to provide preferential pricing to POWERX members, giving substantially higher discounts on prescription drugs than to walk-in customers. This represents approximately 90% of all pharmacies in the United States, both chains and independent stores, and more than 93% of all stores which are computerized. Those pharmacies included in the POWERX Network account for approximately 95% of all prescription drugs dispensed to consumers in the United States. The average POWERX discount to consumers is Average Wholesale Price (AWP) less 12% for both brand name and generic drugs, which represents a national average of a 25% discount compared to the price consumers would pay if they did not have a POWERX membership.

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

Employees

    As of the date hereof the Company employs eight people full-time consisting of three executives, four marketing persons and one executive assistant (clerical). Management presently anticipates hiring additional employees as the business warrants and as funds become available. The Company has entered into agreements with approximately 300 non-salaried brokers to assist participating organizations in selling and servicing the POWERX program to their respective members. The Company intends to continue adding brokers as its POWERX program expands.

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

Item 2.  Description of Property

    The Company's operations currently occupy approximately 10,000 square feet in Warminster, Pennsylvania, located just north of Philadelphia. The facility is subject to a lease for a term to expire on May 31, 1999 at the current monthly rental rate of $10,029. In addition to accommodating the principal business offices of the Company, the facility also provides warehouse space and houses the Company's telecommunication system that services customer calls.

Item 3.  Legal Proceedings

    Except as otherwise set forth below, the Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

    In 1993, the National Association of Securities Dealers, Inc. ("NASD") and the Securities and Exchange Commission (the "Commission") made preliminary inquiries regarding trading in the shares of the Company's securities. A formal order of investigation was issued by the Commission on October 19, 1994 ("In the Matter of Trading in the Securities of National Health & Safety Corp. / NY-6155).



    By a letter dated December 1, 1998, the Commission notified the Company's legal counsel that the Commission had terminated its inquiry in the above captioned matter and that no enforcement action had been recommended to the Commission with respect to the Company.

    In January 1999, a writ of execution for money judgment in the amount of $361,034 was entered against the Company in Bucks County, Pennsylvania. This judgment was initiated by the Supreme Court of the State of New York, County of Nassau, in the case titled Schwartz, Berger and Berger vs. National Health and Safety Corporation (# 99000212). The action is related to certain transactions between the Company and Barrett Day Securities which took place starting in 1993. The Company includes the debt as a liability in its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1998. The Company last held a Special Meeting of Shareholders on January 29, 1993.

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

    The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1997 as reported by the North American Quotations, Inc. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.






                                                            High       Low
          1997
               First Quarter . . . . . . . . . .         $   .45      $  .19
               Second Quarter. . . . . . . . . .             .37         .13
               Third Quarter . . . . . . . . . .             .29         .15
               Fourth Quarter. . . . . . . . . .             .19         .10
          1998
               First Quarter . . . . . . . . . .             .15         .07
               Second Quarter. . . . . . . . . .             .51         .09
               Third Quarter . . . . . . . . . .             .28         .11
               Fourth Quarter  . . . . . . . . .             .41         .11



     As of December 31, 1998 the Company had issued and outstanding 52,454,994 shares of Common Stock and there were approximately 454 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

     The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Results of Operations

     The following table sets forth, for the two most recent fiscal years ended December 31, 1998 and 1997, the percentage relationship to total revenues of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                   Years Ended December 31,
                                                        1998        1997
Total revenues . . . . . . . . . . . . . . . . . .      100%        100%
Costs of sales . . . . . . . . . . . . . . . . . .       25          27
Operating expenses . . . . . . . . . . . . . . . .     1357        1305
(Loss) from operations . . . . . . . . . . . . . .     1282        1232
Other income (expense) . . . . . . . . . . . . . .     (270)       (336)
Net (loss) . . . . . . . . . . . . . . . . . . . .    (1552)      (1568)

For the Year Ended December 31, 1998 Compared to the Year Ended
December 31, 1997

    Total revenue of $165,535 for the year ended December 31, 1998 ("1998) represent an increase of 65% from total revenue of $100,328 for year ended December 31, 1997 ("1997"), primarily attributed to the 8% increase in POWERX sales and the addition of $41,000 in royalty revenue from an interim Licensing Agreement entered into in December 1998. The increase in sales of the POWERX Card is attributed to increased customer awareness and expanded marketing. Cost of sales (as a percentage of total revenue) decreased from 27% for 1997 to 25% in 1998. Total cost of sales increased 53% from 1997 to 1998 due to the increase in total revenue for the same period.

    Operating expenses for 1998 increased 71% when compared with the same period for 1997, primarily attributed to increases in; salaries and wages (13%), rent (35%) due to the lack of any subleasing activity in 1998, postage and shipping (83%) due to increased sales, promotion expenses increasing from $52,715 in 1997 to $931,391 in 1998 due to increases in advertising and marketing of the Company's products, and a 42% increase in health insurance. The increases were partially offset by the 9% decrease in consulting service due to closer control on the use of consultants, and the 17% decrease in general and administrative expenses.

    Total other expenses increased 32% in 1998 primarily due to a legal settlement of $328,547, which was partially offset by the 67% decrease in interest expense reflecting a decrease in borrowing and the conversion of outstanding debentures.

Net Operating Losses

    The Company has accumulated approximately $8,647,000 of net operating loss carryforwards as of December 31, 1998, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at December 31, 1998 was a negative $3,164,296 compared to a negative $2,933,377 at December 31, 1997. Working capital at December 31, 1998 was primarily impacted by the 42% increase in accrued expenses in 1998. Net cash used in operating activities increased from $1,063,337 in 1997 to $1,287,480 in 1998, primarily due to the increase in net loss and partially offset by the amortization of certain prepaid advertising and the increase in accrued expenses.

    The Company anticipates meeting its working capital needs during the 1999 fiscal year partially with revenues from operations, and by investigating the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's products. Management has not entered into any new arrangements or definitive agreements for additional private placement of securities and/or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

    As of December 31, 1998, the Company had total assets of $93,872 and total stockholders' deficiency of $3,410,617, compared to December 31, 1997 at which time the Company had total assets of $567,021 and total stockholders' deficiency of $2,680,790. The decrease in total assets in 1998 is primarily due to a $500,000 prepaid expense in 1997.

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

    Management believes that the Company has sufficient capital resources to fund its anticipated operations until some time in the second quarter of 1999. Management estimates that its current level of operations requires approximately $80,000 per month in cash based upon average monthly cash flows in 1998. Although management believes that sales of the POWERX Card will improve appreciably during the next several quarters, unless the Company is able to raise additional revenue from operating activities or from additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage in the second quarter of 1999. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such fund will be available. As of the date hereof, the Company has not entered into any firm agreements or understanding for the raising of capital from private sources.



Inflation

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

    Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

    The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believes that its existing accounting computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

    The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1998 and 1997 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
National Health & Safety Corporation

We have audited the accompanying balance sheet of National Health
& Safety Corporation as of December 31, 1998 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health & Safety Corporation as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a gong concern. As discussed in
Note 4, the Company's capital deficiency and significant operating losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
January 21, 1999

              NATIONAL HEALTH & SAFETY CORPORATION
                         Balance Sheet


                             ASSETS

                                                              December 31,
                                                                   1998

CURRENT ASSETS

 Cash                                                         $     3,336
 Accounts receivable, net of allowance for doubtful
  accounts of $8,200 (Note 1)                                      30,857
 Royalty receivable (Note 1)                                       41,000

  Total Current Assets                                             75,193

PROPERTY AND EQUIPMENT (Note 1)

 Furniture and fixtures                                             7,088
 Computer equipment                                               129,649
 Office equipment                                                  29,062

  Total Property and Equipment                                    165,799

 Less accumulated depreciation                                    156,418

  Net Property and Equipment                                        9,381

OTHER ASSETS

 Deposits                                                           9,298

  Total Other Assets                                                9,298

  TOTAL ASSETS                                                $    93,872

              NATIONAL HEALTH & SAFETY CORPORATION
                   Balance Sheet (Continued)


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                              December 31,
                                                                   1998

CURRENT LIABILITIES

 Accounts payable                                            $    302,522
 Loan payable, stockholder (Note 3)                               646,025
 Loans payable, individuals (Note 2)                              689,375
 Accrued expenses (Note 5)                                      1,476,567
 Convertible debentures (Note 6)                                  125,000

  Total Current Liabilities                                     3,239,489

LONG-TERM DEBT

 Legal settlement (Note 5)                                        265,000

  Total Liabilities                                             3,504,489

STOCKHOLDERS' DEFICIENCY

 Preferred stock; $0.001 par value; 5,000,000 shares
  authorized; 14,363 shares issued and outstanding                     14
 Common stock; $0.001 par value, 100,000,000 shares
  authorized; 52,454,994 shares issued and outstanding              52,455
 Additional paid-in capital                                      8,512,687
 Accumulated deficit                                           (11,975,773)

  Total Stockholders' Deficiency                                (3,410,617)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $     93,872

              NATIONAL HEALTH & SAFETY CORPORATION
                    Statements of Operations


                                                        For the Years Ended
                                                             December 31,
                                                       1998             1997

REVENUE

 Sales - operations                              $    124,535      $   100,712
 Royalty revenue                                       41,000             -

  Total Revenue                                       165,535          100,712

 COST OF SALES                                         41,709           27,205

 Gross Profit                                         123,826           73,507

EXPENSES

 Salaries and wages                                   628,191          554,112
 Employee benefits                                     48,526           39,869
 Payroll taxes                                         33,400           32,294
 Rent                                                 150,470          111,137
 Consulting services                                  302,536          332,068
 Telephone                                             24,809           23,375
 Postage and shipping                                  38,071           20,751
 Promotion                                            931,391           52,715
 Depreciation and amortization                          8,908           52,545
 General and administrative                            79,199           94,949

  Total Expenses                                    2,245,501        1,313,815

LOSS FROM OPERATIONS                               (2,121,675)      (1,240,308)

OTHER (EXPENSE)

 Legal settlement                                    (328,547)            -
 Bad debt expense                                      (5,015)            -
 Interest expense                                    (113,097)        (338,973)

  Total Other Income (Expense)                       (446,659)        (338,973)

NET LOSS                                         $ (2,568,334)    $ (1,579,281)

BASIC LOSS PER SHARE                             $      (0.06)    $      (0.05)

FULLY DILUTED LOSS PER SHARE                     $      (0.05)    $      (0.04)

                  NATIONAL HEALTH & SAFETY CORPORATION
                  Statements of Stockholders' Deficiency

                                            Additional     Stock
                          Preferred Common    Paid-in  Subscriptions Accumulated
                            Stock    Stock    Capital    Receivable    Deficit

Balance, December 31, 1996  $  14  $ 21,146  $6,227,239  $(766,000) $(7,828,158)

Issuance of common stock
 in payment of debt           -       2,918     197,082       -            -

Issuance of common stock
 for services rendered        -       1,204     205,196       -            -

Issuance of common stock
 for cash                     -       8,973     732,877       -            -

Contribution of capital by
 investor                     -        -         30,000       -            -

Receipt of stock subscription
 receivable                   -        -           -        66,000         -

Net (loss) for the year
 ended December 31, 1997      -        -           -          -      (1,579,281)

Balance, December 31, 1997     14    34,241   7,392,394   (700,000)  (9,407,439)

Issuance of common stock in
 payment of debt              -       4,960     440,040       -            -

Issuance of common stock for
 services rendered            -       1,195     202,305       -            -

Issuance of common stock
 for cash                     -      12,059     952,448       -            -

Cancellation of stock subscription
 receivable                   -        -       (474,500)   700,000         -

Net (loss) for the year
 ended December 31, 1998      -        -           -          -      (2,568,334)

Balance, December 31, 1998 $   14  $ 52,455  $8,512,687  $    -    $(11,975,773)

              NATIONAL HEALTH & SAFETY CORPORATION
                    Statements of Cash Flows


                                                      For the Years Ended
                                                          December 31,
                                                     1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                      $ (2,568,334)    $ (1,579,281)
 Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
  Depreciation and amortization                         8,908           52,545
  Amortization of prepaid advertising                 500,000             -
  Expenses paid with common stock                     203,500          272,400
  Loss of subscription receivable                     225,500             -
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable             1,061           7,990
  (Increase) decrease in royalties receivable          (41,000)           -
  Increase (decrease) in accounts payable              (41,758)        (72,430)
  Increase (decrease) in accrued expenses              424,643         255,439

   Net Cash (Used) by Operating Activities          (1,287,480)     (1,063,337)

CASH FLOWS FROM INVESTING ACTIVITIES                      -               -

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from loans payable, individuals              374,793            -
 Proceeds from loans payable, stockholder                 -            187,500
 Repayment of loans payable                            (56,000)        (20,000)
 Proceeds from issuance of common stock                964,507         741,850

   Net Cash Provided by Financing Activities      $  1,283,300     $   909,350

              NATIONAL HEALTH & SAFETY CORPORATION
              Statements of Cash Flows (Continued)


                                          For the Years Ended
                                               December 31,
                                             1998        1997

INCREASE (DECREASE) IN CASH              $  (4,180)  $ (153,987)

NET CASH, BEGINNING OF YEAR                  7,516     161,503

NET CASH, END OF YEAR                    $   3,336   $   7,516

CASH PAID DURING THE YEAR FOR:

 Interest                                $  28,023   $  25,321
 Income taxes                            $    -      $    -

NON-CASH FINANCING ACTIVITIES:

 Issuance of common stock in
    payment of debt                      $ 445,000   $ 200,000

             NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                    December 31, 1998 and 1997


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

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures              7 years
                 Office equipment                    7 years
                 Computers                           5 years


       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $8,908 and $18,167 for the years ended December 31, 1998 and 1997, respectively.

       d.  Basic Loss per Common Share

       Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share includes all dilutive instruments.

              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                    December 31, 1998 and 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       f.  Deferred Loan Costs

       During 1995, the Company issued convertible debentures with a face value of $250,000. The Company incurred issuance costs of $70,000 relating to the debentures. The costs were capitalized and have been amortized over the life of the debentures. The debentures matured on November 30, 1997. $125,000 of debentures are still outstanding as of December 31, 1998. In 1997, the Company determined that, due to the low trading price of its stock, the conversion of the debentures would result in excessive dilution. Accordingly, it offered the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been recorded as interest expense in the 1997 financial statements.

       g.   Provision for Taxes

       At December 31, 1998, the Company had net operating loss carryforwards of approximately $8,647,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       h.  Prepaid Expenses

       In 1994, the Company purchased $500,000 in radio air time by issuing 50,000 shares of common stock to be used over the next year to promote its products. The radio air time was fully amortized in 1998.

       i.  Reclassification

       Certain December 31, 1997 balances have been reclassified to conform with the December 31, 1998 financial statement presentation.

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

              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                    December 31, 1998 and 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       l.  Royalty Revenue

       In November 1998, PanAmerican BanCorp and the Company entered into a Letter of Intent including an interim Licensing Agreement and Management Agreement, both of which would terminate on January 1, 1999. As a result, one months licensing fee of $41,000 was realized as revenue in December 1998 and $58,000 was loaned to the Company to help cover working capital requirements. The interim agreements have lapsed but discussions are still going on.

NOTE  2 - LOANS PAYABLE, INDIVIDUALS

       Private Placement Advances                                         1998

       The Company received advances from certain individuals under various private placements. The Company agreed to issue common stock to these individuals upon securing additional financing, which it has not been able to obtain.  Some of the individuals who had advanced funds were partially repaid.  These loans are
       unsecured and due upon demand.                                  $  37,540

       Loans, Individuals
       During the last four years, the Company was advanced money from various individuals for working capital purposes which bear interest at 8% to 10%.  If the Company is successful
       in obtaining additional capital, it intends to exchange a
       majority of these loans for common stock and the remainder of the  loans will be repaid.  These loans are unsecured
       and due upon demand.                                              651,835

                                                                       $ 689,375
NOTE  3 - LOAN PAYABLE, STOCKHOLDER

       Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start-up of the Company. Over the years the stockholder has advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $646,025 at December 31, 1998. The loan is unsecured and accrues interest at 10% per annum.

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

              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                    December 31, 1998 and 1997

NOTE  5 - COMMITMENTS AND CONTINGENCIES

       The Company is in various stages of negotiations with several securities and financial service companies in order for the Company to obtain additional capital. The Company has promised to repay certain debts, guarantee fees and loan incentives with common stock, subsequent to the Company securing additional capital.

       The Company leases its office facility under a noncancelable operating lease. Future minimum annual rental commitments are as follows:

                       1999                          $   50,146

                       Total                         $   50,146

       Rent expense amounted to $128,209 and $98,950 for the years ended December 31, 1998 and 1997, respectively.

       The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $352,000 for the year ended December 31, 1998. At December 31, 1998, total deferred income for these three individuals was $896,923. This amount is included in accrued expenses.

       The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $285,000 is accrued at December 31, 1998 of which $265,000 is long-term debt which covers the total remaining obligation.

       The Company issued shares to certain individuals in connection with a private placement. The Company has agreed to not dilute these shareholders below 5.3% of the outstanding shares of the Company by allowing them to purchase the shares for the par value amount, until the Company raises $2,000,000 through a public offering of its common stock.

       The Company has agreed to repurchase stock issued to an individual in a private placement. The individual purchased 5,000 shares of the Company's common stock for $25,000. The Company has committed to repurchasing the stock for the same amount, contingent upon the success of future stock placements. Additionally, the Company received $25,000 from an individual. A judgment has been issued against the Company to repay the $25,000. The balance due at December 31, 1998 was $7,000.

       During 1995, several stock subscription agreements were canceled. Of the shares canceled, certificates representing 4,000,000 shares have not been returned to the Company, however, these certificates are legended so that they cannot be traded.

              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                    December 31, 1998 and 1997

NOTE 6 - CONVERTIBLE DEBENTURES

       During 1995 and 1996, the Company issued convertible debentures with a face value of $900,000. $400,000 of these debentures were converted during 1996, $320,000 in 1997 and $55,000 in 1998. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to 50% of the lowest closing bid price on any day after December 19, 1996 until the date
       of conversion.    The balance due at December 31, 1998 was
       $125,000. In 1997, the Company determined that due to the low trading price of its stock, the conversion of the debentures would result in excessive dilution.
       Accordingly, it offered the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been accrued as interest expense in the 1997 financial statements.

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

NOTE 8  - OPTIONS AND WARRANTS

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

              The Company has the following outstanding stock options:

       Stock Options Issued:
                                        Bowers      Folts   Bathurst    Total

       6/6/95    @ $0.17   6/6/2010    2,000,000   500,000   500,000   3,000,000
       4/30/96   @ $0.17   4/30/2011   2,000,000   500,000   500,000   3,000,000
       2/20/98   @ $0.07   2/20/2013   4,000,000 1,000,000 1,000,000   6,000,000

                                                                      12,000,000

Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

       Not applicable.

                             PART III

ITEM 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act

       The director and executive officers of the Company and their ages are as follows:

           Name              Age            Position
   R. Dennis Bowers, Ph.D.   57     President, Chief Executive
                                    Officer and Director
   Patricia S. Bathurst .    43     Vice President of Sales and
                                    Marketing
   Roger H. Folts . . . .    60     Vice President, Chief
                                    Financial Officer, Treasurer

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

    Patricia S. Bathurst has been Vice President of Sales and Marketing, Secretary and a Director of the Company since March 22, 1993, and was an officer of NHSC-Pennsylvania since 1989. She also served as a director until 1998. From 1985 to 1992, Ms. Bathurst was the director of marketing for Horizon Development Group, Inc., a marketing company located in southeastern, Pennsylvania. Ms. Bathurst earned a B.S. Degree in marketing from Temple University in 1985.

    Roger H. Folts has been Vice President, Chief Financial Officer, Treasurer since March 22, 1993. He also served as a director until 1998. Mr. Folts first joined NHSC-Pennsylvania at its inception in 1989 and has served as Vice President and Chief Financial Officer since November, 1991. Also from 1989 to the present, Mr. Folts has been an adjunct professor at the Philadelphia College of Textiles and Science teaching business policy and marketing courses. From 1990 to 1992, Mr. Folts was the owner and operator of Delval Recharge, Inc., located in Southhampton, Pennsylvania, a company involved in servicing laser printers and copiers, and from 1987 to 1990, Mr. Folts operated Roger H. Folts & Associates, which presented management seminars and which was located in Southhampton, Pennsylvania. Mr. Folts earned a B.A. Degree in mathematics from Harvard University in 1960, and a M.B.A. from the University of Chicago in 1966.

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

    The following table sets forth a summary of all cash and non-cash compensation actually paid (and not deferred) by the Company (and by NHSC-Pennsylvania prior to March 22, 1993) for services rendered to the Company for the years ended December 31, 1996, 1997 and 1998 with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                    Summary Compensation Table

                                                            Other      All
                                                            Annual    Other
Name and                                                    Compen-  Compen-
Principal Position                Year     Salary   Bonus   sation   sation
R. Dennis Bowers,                1996      99,750    -0-     1,779     -0-
 President, C.E.O.               1997      81,033    -0-     1,779     -0-
                                 1998      85,800    -0-     2,163     -0-

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

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best knowledge of the Company as of December 31, 1998, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.

  Name and Address                Amount and Nature of           Percent
of Beneficial Owner               Beneficial Ownership(1)      of Class(2)

R. Dennis Bowers, Ph.D. *               9,931,600(3)               16.4%
P.O. Box 94
Lahaska, PA 18966

Roger H. Folts *                        2,253,500(4)                4.1%
19 Foxcroft Drive
Doylestown, PA 18901

Patricia Bathurst *                     2,201,314(5)                4.0%
313 Fortuna Drive
Hatfield, Pa 19440

All directors and executive            14,386,414(6)               22.3%
officers as a group
(3 persons in group)
    *     Director and/or executive officer

      Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options held by the Company's directors and executive officers at the exercise prices of $.07 and $.17 per share which are exercisable within sixty days.
(2) Based upon 52,454,994 shares of Common Stock outstanding on December 31, 1998, but does not include shares of Common Stock issuable upon conversion of Preferred Stock. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 1998 and assumes the exercise of certain stock options held by such person (but not by anyone else) exercisable within sixty days.
(3) Includes 45,000 shares in each of the following names; Nelda
    S. Bowers, wife of Dr. Bowers, and their children, C. Devon Bowers, Sarah G. Bowers and K. Shanon Bowers. Also includes 8,000,000 shares which may be acquired by Mr. Bowers pursuant to the exercise of certain stock options within sixty days.
(4) Includes 3,000 shares owned by Barbara Folts, wife of Roger Folts, but does not include 10,000 shares owned by Mr. Folts' two adult children and their spouses as to which Mr. Folts
    disclaims any beneficial ownership.   Also includes 2,000,000
    shares which may be acquired by Mr. Folts pursuant to the exercise of certain stock options within sixty days.
(5) Includes 2,000,000 shares which may be acquired by Ms. Bathurst pursuant to the exercise of certain stock options within sixty days.
(6) Includes 12,000,000 shares which may be acquired by the directors and executive officers pursuant to exercise of certain stock options.

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

(b) On October 9, 1998, the Company filed a report on Form 8-K reporting under Item 5 the settlement of certain litigation.

                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL HEALTH & SAFETY CORPORATION



                                       BY: /S/  R. Dennis Bowers
                                             R. Dennis Bowers,
                                              President and C.E.O.

Dated:  April 9, 1999

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


                              President, C.E.O.     April 9, 1999
 /S/  R. Dennis Bowers        and Director
    R. Dennis Bowers


                              Vice President,       April 9, 1999
 /S/  Roger H. Folts          Treasurer and
    Roger H. Folts            Chief Financial Officer
                              (Principal Accounting Officer)