Form 10QSB
period 1999-03-31
NATIONAL HEALTH & SAFETY CORP
filed 1999-05-21
CIK 901899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                    Outstanding as of March 31, 1999

Common Stock, $.001 par value                    56,340,716

                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- March 31, 1999 and
          December 31, 1998. . . . . . . . . . . . . . . . . . . .          4

          Statements of Operations -- three months ended
          March 31, 1999 . . . . . . . . . . . . . . . . . . . . .          6

          Statements of Stockholders' Deficiencies . . . . . . . .          7

          Statements of Cash Flows -- three months ended
          March 31, 1999 . . . . . . . . . . . . . . . . . . . . .          8

          Notes to Financial Statements  . . . . . . . . . . . . .          9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .         14

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         18

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         18

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         19

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .         19

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         19

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         20

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         21

                              PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1999, have been prepared by the Company.















               NATIONAL HEALTH & SAFETY CORPORATION


                       FINANCIAL STATEMENTS

                     March 31, 1999 and 1998
                           (Unaudited)

                        December 31, 1998

              NATIONAL HEALTH & SAFETY CORPORATION
                         Balance Sheets


                             ASSETS

                                                  March 31,    December 31,
                                                    1999            1998
                                                 (Unaudited)

CURRENT ASSETS

 Cash                                            $    50,624    $     3,336
 Accounts receivable, net of allowance
  for doubtful accounts of $8,200 (Note 1)            26,137         30,857
 Royalty receivable (Note 1)                            -            41,000

  Total Current Assets                                76,761         75,193

PROPERTY AND EQUIPMENT (Note 1)

 Furniture and fixtures                                7,088          7,088
 Computer equipment                                  129,649        129,649
 Office equipment                                     29,062         29,062

  Total Property and Equipment                        165,799       165,799

 Less accumulated depreciation                        157,111       156,418

  Net Property and Equipment                            8,688         9,381

OTHER ASSETS

 Deposits                                               9,298         9,298

  Total Other Assets                                    9,298         9,298

  TOTAL ASSETS                                    $    94,747   $    93,872

              NATIONAL HEALTH & SAFETY CORPORATION
                   Balance Sheets (Continued)


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                   March 31,     December 31,
                                                     1999              1998
                                                  (Unaudited)

CURRENT LIABILITIES

 Accounts payable                                $    356,965    $    302,522
 Loan payable, stockholder (Note 3)                   686,025         646,025
 Loans payable, individuals (Note 2)                  532,670         689,375
 Accrued expenses (Note 5)                          1,658,627       1,476,567
 Convertible debentures (Note 6)                         -            125,000

  Total Current Liabilities                         3,234,287       3,239,489

LONG-TERM DEBT

 Legal settlement (Note 5)                            265,000         265,000

  Total Liabilities                                 3,499,287       3,504,489

STOCKHOLDERS' DEFICIENCY

 Preferred stock: $0.001 par value; 5,000,000 shares
  authorized; 14,363 shares issued and outstanding         14              14
 Common stock: $0.001 par value, 100,000,000 shares
  authorized; 56,340,716 and 52,454,994 shares
  issued and outstanding, respectively                 56,341          52,455
 Additional paid-in capital                         8,868,805       8,512,687
 Accumulated deficit                              (12,329,700)    (11,975,773)

  Total Stockholders' Deficiency                   (3,404,540)     (3,410,617)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                    $     94,747    $     93,872

              NATIONAL HEALTH & SAFETY CORPORATION
                    Statements of Operations
                          (Unaudited)

                                                   For the Three Months Ended
                                                              March 31,
                                                        1999            1998

SALES                                             $    24,275    $    40,199

OPERATING COSTS AND EXPENSES

 Costs of sales                                         7,430          3,632
 Operating expenses                                   351,265        553,360

  Total Operating Costs and Expenses                  358,695        556,992

LOSS FROM OPERATIONS                                 (334,420)      (516,793)

OTHER EXPENSE

 Interest                                              19,507         11,177

NET LOSS                                          $  (353,927)   $  (527,970)

BASIC LOSS PER SHARE                              $     (0.01)   $     (0.02)

FULLY DILUTED LOSS PER SHARE                      $     (0.01)   $     (0.02)

                  NATIONAL HEALTH & SAFETY CORPORATION
                  Statements of Stockholders' Deficiency

                                             Additional   Stock
                          Preferred  Common    Paid-in Subscriptions Accumulated
                              Stock   Stock    Capital  Receivable    Deficit

Balance, December 31, 1997    $  14 $ 34,241 $7,392,394 $(700,000) $ (9,407,439)

Issuance of common stock in
 payment of debt                -      4,960    440,040      -             -

Issuance of common stock for
 services rendered              -      1,195    202,305      -             -

Issuance of common stock
 for cash                       -     12,059    952,448      -             -

Cancellation of stock
 subscription receivable        -       -      (474,500)  700,000          -

Net (loss) for the year
 ended December 31, 1998        -       -          -         -       (2,568,334)

Balance, December 31, 1998       14   52,455  8,512,687      -      (11,975,773)

Contribution of capital
 (unaudited)                    -       -        50,000      -             -

Issuance of common stock for
 cash (unaudited)               -      1,614    129,136      -             -

Issuance of common stock for
 services (unaudited)           -        610     53,644      -             -

Issuance of common stock for
 conversion of debentures
 (unaudited)                    -      1,662    123,338      -             -

Net loss for the three months
 ended March 31, 1999
 (unaudited)                    -       -          -         -         (353,927)

Balance, March 31, 1999
 (unaudited)                 $   14 $ 56,341 $8,868,805 $    -     $(12,329,700)

              NATIONAL HEALTH & SAFETY CORPORATION
                   Statements of Cash Flows
                          (Unaudited)

                                                  For the Three Months Ended
                                                           March 31,
                                                      1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                         $  (353,927)   $  (527,970)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Common stock issued for services                     54,254         25,000
  Depreciation and amortization                           693          4,541
 (Increase) decrease in:
  Accounts receivable                                   4,720          2,779
  Prepaid expenses                                       -           278,985
  Royalty receivable                                   41,000           -
 Increase (decrease) in:
  Accounts payable                                     54,443         (8,386)
  Accrued expenses                                    182,060         79,150

   Net Cash Used by Operating Activities              (16,757)       (145,901)

CASH FLOWS FROM INVESTING ACTIVITIES                     -               -

CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on loans, individuals                      (106,705)           -
 Common stock issued for cash                         130,750          25,000
 Proceeds from loans, individuals                        -            113,500
 Proceeds from stockholders' loan                      40,000           4,000

   Net Cash Provided by Financing Activities           64,045         142,500

INCREASE (DECREASE) IN CASH                            47,288          (3,401)

CASH, BEGINNING OF PERIOD                               3,336           7,516

CASH, END OF PERIOD                               $    50,624     $     4,115

SUPPLEMENTAL DISCLOSURE:

 Cash paid for interest during the period         $     4,285     $    11,144

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for debt conversion          $   125,000     $       -

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                    March 31, 1999 and 1998

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

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures  7 years
                 Office equipment        7 years
                 Computers               5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $693 and $4,541 for the three months ended March 31, 1999 and 1998, respectively.

       d.  Basic Loss per Common Share

       Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share does not include any dilutive instruments.

              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                     March 31, 1999 and 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       f.  Deferred Loan Costs

       During 1995, the Company issued convertible debentures with a face value of $250,000. The Company incurred issuance costs of $70,000 relating to the debentures. The costs were capitalized and have been amortized over the life of the debentures. The debentures matured on November 30, 1997. $125,000 of debentures are still outstanding as of December 31, 1998. The debentures were converted into
       1,667,013 shares of stock as of March 31, 1999.   In 1997,
       the Company determined that, due to the low trading price of its stock, the conversion of the debentures would result in excessive dilution. Accordingly, it offered the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been recorded as interest expense in the 1997 financial statements.

       g.   Provision for Taxes

       At March 31, 1999, the Company had net operating loss carryforwards of approximately $9,000,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       h.  Prepaid Expenses

       In 1994, the Company purchased $500,000 in radio air time by issuing 50,000 shares of common stock to be used over the next year to promote its products. The radio air time was fully amortized in 1998.

       i.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                     March 31, 1999 and 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       k.  Uninsured Corporate Cash Balances

       The Company maintains its corporate cash balances at various banks and financial institutions. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Corporate cash balances occasionally exceed insured limits.

NOTE  2 - LOANS PAYABLE, INDIVIDUALS
                                                          March 31, December 31,
                                                             1999       1998
                                                          (Unaudited)
              Private Placement Advances
       The Company received advances from certain
       individuals under various private placements. The
       Company agreed to issue common stock to these
       individuals upon securing additional financing, which
       it has not been able to obtain.  Some of the individuals
       who had advanced funds were partially repaid.  These
       loans are unsecured and due upon demand.               $ 30,540  $ 37,540

       Loans, Individuals
       During the last four years, the Company was advanced
       money from various individuals for working capital
       purposes which bear interest at 8% to 10%.  If the
       Company is successful in obtaining additional capital,
       it intends to exchange a majority of these loans for
       common stock and the remainder of the  loans will
       be repaid.  These loans are unsecured and due upon
       emand.                                                  502,130   651,835

                                                              $532,670  $689,375
NOTE  3 - LOAN PAYABLE, STOCKHOLDER

       Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start-up of the Company. Over the years the stockholder has advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $686,025 and $646,025 at March 31, 1999 and December 31,
       1998, respectively. The loan is unsecured and accrues interest at 10% per annum.

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

              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                     March 31, 1999 and 1998

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


       Rent expense amounted to$35,930 and $33,166 for the three months ended March 31, 1999 and 1998, respectively.

       The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $352,000 for the year ended December 31, 1998. At March 31, 1999 and December 31, 1998, total deferred income for these three individuals was $970,027 and $896,923, respectively. This amount is included in accrued expenses.

       The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $285,000 is accrued at March 31, 1999 and December 31, 1998 of which $265,000 is long-term debt which covers the total remaining obligation.

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

              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                     March 31, 1999 and 1998

NOTE 6 - CONVERTIBLE DEBENTURES

       During 1995 and 1996, the Company issued convertible debentures with a face value of $900,000. $400,000 of these debentures were converted during 1996, $320,000 in 1997 and $55,000 in 1998. The debentures may be converted into the Company's common stock at the option of the holder at a conversion price equal to 50% of the lowest closing bid price on any day after December 19, 1996 until the date
       of conversion.    The balance due at December 31, 1998 was
       $125,000, which was converted into 1,662,013 shares of
       common stock in the first quarter of 1999.   In 1997, the
       Company determined that due to the low trading price of its stock, the conversion of the debentures would result in excessive dilution. Accordingly, it offered the holders of the debentures the full cash face value of the debentures and a 10% cash bonus. The additional compensation has been accrued as interest expense in the 1997 financial statements.

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
            Three years after closing of a secondary public offering 175,015

                                                                    $600,086
NOTE 8  - OPTIONS AND WARRANTS

              The Company has the following outstanding warrants:

     Number                                                         Expiration
     Issued     Purchase Price                                         Date

     487,500    Lessor of $1.50 or 75% of current price               12/31/00
     131,665    Lessor of $2.13 or 75% of current price               12/31/00
     250,000    $0.25 per share                                       04/01/01
     200,000    $0.25 per share                                       04/01/01
     300,000    50% of market price average for preceding 30 days     09/01/00

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
                                                                    12,000,000

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month period ended March 31, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                           Three Months Ended
                                                                March 31,
                                                           1999           1998
                                                                (Unaudited)
     Sales . . . . . . . . . . . . . . . . . . . . .        100%           100%
     Cost of sales . . . . . . . . . . . . . . . . .         31              9
     Operating expenses. . . . . . . . . . . . . . .       1447           1376
     (Loss) from operations. . . . . . . . . . . . .      (1378)         (1285)
     Other expenses - interest . . . . . . . . . . .         80             28
     Net (loss). . . . . . . . . . . . . . . . . . .      (1458)         (1313)


Results of Operations for the Three Months Ended March 31, 1999 and 1998

    Total sales of $24,275 for the three months ended March 31, 1999 ("first quarter of 1999") represent a decrease of 40% from total revenue of $40,199 for the three months ended March 31, 1998 ("first quarter of 1998"). This decrease is primarily attributed to the 40% decrease in POWERX sales due to a lower level of broker activity. Revenues from the sale of medical equipment nominally increased by 5% for the first quarter of 1998. Other sales decreased 84% to $1,017 for the first quarter of 1999 from $6,237 for the first quarter of 1998 due to the completion of consulting contracts in 1998.

    Cost of sales (as a percentage of total revenues) increased to 31% for the first quarter of 1999, from 9% for the comparable 1998 period due to an increase in the cost from the dental network covering the last quarter of 1998 and the first quarter of 1999. Actual cost of sales increased 105% in the first quarter of 1999. Operating expenses for the first quarter of 1999 decreased 37% when compared to the same period for 1998, primarily due to a one time charge of $279,985 in 1998 for radio advertising. During the first quarter of 1998, the Company expended $287 for advertising expenses compared to $279,985 for the 1998 period. This reduction in advertising expense is attributed to the use of prepaid expenses of $278,985 for radio advertising in the 1998 period and a general decrease in marketing. Salaries decreased 11.6% for the first quarter of 1999 when compared to 1998 due to lower commission payments, reduction of a part-time employee and an open full-time position for a portion of the first quarter of 1999. Rents and leases increased 8% primarily due to a rent increase.

    As a percentage of total revenues, operating expenses increased from 1376% for the first quarter of 1998 to 1447% for the first quarter of 1999 attributed to the 40% decrease in total sales. However, for the same period actual operating expenses decreased 37% primarily attributed to the decrease in advertising expenses. Consulting fees increased 181% the first quarter of 1999 compared to the 1998 period due mainly to the payment of a finder's fee for the generation of additional paid in capital for the past nine months.

    The net loss for the first quarter of 1999 decreased to $353,927 from $527,970 for the comparable 1998 period, primarily due to the decrease in advertising and marketing expenses.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at March 31, 1999 was a negative $3,157,526 compared to a negative $3,164,296 at December 31, 1998. During the first quarter of 1999, accounts payable increased 18% due to the slow payment of bills due, loans payable to stockholders increased 6% due to additional funds loaned to the Company by its President, and accrued expenses increased 12% due to additional accrued interest, additional deferred income and accrual of legal judgments. For this same period, cash increased from $3,336 to $50,624.

    Net cash used by operating activities for the first quarter of 1999 was $16,757 compared to net cash used of $145,901 for the first quarter of 1998. This decrease in net cash used is attributed to the decreased net loss form operations and the $182,060 increase in accrued expenses. Net cash provided by financing activities during the first quarter of 1999 was $64,045, primarily from proceeds from loans and sale of common stock, compared to net cash provided of $142,500 for the comparable 1998 period, primarily from the proceeds from loans.

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

    As of March 31, 1999, the Company had total assets of $94,747 and total stockholders' deficiency of $3,404,540. In comparison, as of December 31, 1998, the Company had total assets of $93,872 and total stockholders' deficiency of $3,419,617.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

    During the remainder of fiscal 1999, the Company will stress the marketing of its POWERX contracts and increasing the number of POWERX members nationwide. The Company will also concentrate on the development of the corporate infrastructure necessary to service POWERX members, including the expansion of a customer service staff. Among the priorities of the Company will be the completion of an electronic data processing center to provide for the processing of POWERX orders.

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

Item 2.  Changes In Securities and Use of Proceeds

    During the first quarter of 1999, the Company sold 1,614,167 shares of its authorized but previously unissued common stock to seventeen persons for the average price of $.08 per share. The Company also issued 609,542 shares to four persons for services based on an average of $.10 per share. Further, debentures with a total value of $125,000 were converted into 1,662,013 shares of common stock.

    The issuance of the shares for services and for cash were made in private transactions with individual investors executing subscription agreements, and was made in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act"). The issuance of shares upon the conversion of debentures was made pursuant to
Section 3(9) of the Act.
Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    On May 1, 1999, the Company entered into a Letter of Intent with HealthLink International, Inc., a Nevada corporation ("HealthLink"). Pursuant to the Letter of Intent, the two entities contemplate entering into a share exchange or merger agreement whereby the two entities would be consolidated with the Company being the surviving entity. It is anticipated that such a transaction would allow the Company to restructure, recapitalize and refinance its business activities. The parties have continued their negotiations, however no final terms and conditions have been agreed upon and no definitive agreement has been executed. There can be no assurance that this proposed transaction will be finalized in a timely manner, or at all. Shareholders will be updated on the progress of the negotiations.

    In connection with the transactions contemplated under the Letter of Intent, on May 11, 1999 HealthLink caused a certain letter to be mailed to the Company's creditors. In the letter HealthLink stated that in the process of reviewing information for a possible merger with the Company, HealthLink indicated that the Company's outstanding debt must be eliminated. This is to be accomplished either through a lump sum payment or an agreement by the Company's creditors to trade the value of their debt for shares of the Company's stock following the merger. The letter further states that in order to complete the merger, HealthLink requires that all of the Company's creditors settle their claims against the Company either by exchanging their debt for stock, or by accepting an immediate payment equal to ten percent of the amount of their debt.

    This letter to creditors sent by HealthLink was not authorized by the Company or its Board of Directors. It must me emphasized that the letter and offer to settle the Company's debt comes from HealthLink and not the Company. The Company has not made or distributed a plan to offer a settlement to its creditors as set forth in the letter or otherwise.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three month period ended March 31, 1999

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL HEALTH & SAFETY CORPORATION



Date:  May 21, 1999               By    /S/ R. Dennis Bowers
                                   R. DENNIS BOWERS, President
                                   C.E.O. and Director


Date:  May 21, 1999               By   /S/ Roger H. Folts
                                  ROGER H. FOLTS,
                                  Chief Financial Officer