Form 10QSB
period 1999-06-30
NATIONAL HEALTH & SAFETY CORP
filed 1999-08-23
CIK 901899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class           Outstanding as of June 30, 1999

Common Stock, $.001 par value            58,803,716



                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .         3

          Balance Sheets -- June 30, 1999 and
          December 31, 1998. . . . . . . . . . . . . . . . . . . .         4

          Statements of Operations -- Six months ended
          June 30, 1999. . . . . . . . . . . . . . . . . . . . . .         6

          Statements of Stockholders' Deficiencies . . . . . . . .         7

          Statements of Cash Flows -- six months ended
          June 30, 1999. . . . . . . . . . . . . . . . . . . . . .         8

          Notes to Financial Statements  . . . . . . . . . . . . .         9

          Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .        15

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        18

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        19

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        19

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .        19

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        19

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        20

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        21



                              PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1999, have been prepared by the Company.















               NATIONAL HEALTH & SAFETY CORPORATION


                       FINANCIAL STATEMENTS

                      June 30, 1999 and 1998
                           (Unaudited)

                        December 31, 1998









              NATIONAL HEALTH & SAFETY CORPORATION
                         Balance Sheets


                             ASSETS

                                                    June 30,    December 31,
                                                      1999          1998
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                               $  24,392   $   3,336
 Accounts receivable, net of allowance for doubtful
  accounts of $8,200 (Note 1)                          24,575      30,857
 Royalty receivable (Note 1)                             -         41,000

  Total Current Assets                                 48,967      75,193

PROPERTY AND EQUIPMENT (Note 1)

 Furniture and fixtures                                 7,088       7,088
 Computer equipment                                   129,649     129,649
 Office equipment                                      29,062      29,062

  Total Property and Equipment                        165,799     165,799

 Less accumulated depreciation                        157,804     156,418

  Net Property and Equipment                            7,995       9,381

OTHER ASSETS

 Deposits                                               9,298       9,298

  Total Other Assets                                    9,298       9,298

  TOTAL ASSETS                                      $  66,260   $  93,872



              NATIONAL HEALTH & SAFETY CORPORATION
                   Balance Sheets (Continued)


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                    June 30,      December 31,
                                                      1999            1998
                                                  (Unaudited)

CURRENT LIABILITIES

 Accounts payable                                $    358,881   $    302,522
 Loan payable, stockholder (Note 3)                   694,025        646,025
 Loans payable, individuals (Note 2)                  655,801        689,375
 Accrued expenses (Note 5)                          1,648,599      1,476,567
 Convertible debentures (Note 6)                         -           125,000

  Total Current Liabilities                         3,357,306      3,239,489

LONG-TERM DEBT

 Legal settlement (Note 5)                            265,000        265,000

  Total Liabilities                                 3,622,306      3,504,489

STOCKHOLDERS' DEFICIENCY

 Preferred stock: $0.001 par value; 5,000,000 shares
  authorized; 14,363 shares issued and outstanding         14             14
 Common stock: $0.001 par value, 100,000,000 shares
  authorized; 58,803,716 and 52,454,994 shares
  issued and outstanding, respectively                 58,804         52,455
 Additional paid-in capital                         9,037,792      8,512,687
 Accumulated deficit                              (12,652,656)   (11,975,773)

  Total Stockholders' Deficiency                   (3,556,046)    (3,410,617)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                    $     66,260    $    93,872



                  NATIONAL HEALTH & SAFETY CORPORATION
                        Statements of Operations
                              (Unaudited)


                            For the Three Months Ended  For the Six Months Ended
                                      June 30,                   June 30,
                                  1999        1998          1999          1998

SALES                         $  24,687   $  31,215   $    48,962   $    71,414


OPERATING COSTS AND EXPENSES

  Cost of sales                   7,173      10,848        14,603        14,480
  Operating expenses            333,839     478,412       685,104     1,031,772


   Total Operating Costs
    and Expenses                341,012     489,260       699,707     1,046,252

LOSS FROM OPERATIONS           (316,325)   (458,045)     (650,745)      974,838)

OTHER EXPENSE

  Interest expense                6,631      12,769        26,138        23,946

NET LOSS                     $ (322,956) $ (470,814)  $  (676,883)   $ (998,784)
BASIC LOSS PER SHARE         $    (0.01) $    (0.06)  $     (0.02)   $    (0.08)





                  NATIONAL HEALTH & SAFETY CORPORATION
                  Statements of Stockholders' Deficiency


                                             Additional    Stock
                          Preferred   Common  Paid-in  Subscriptions Accumulated
                              Stock    Stock    Capital Receivable      Deficit

Balance, December 31, 1997    $  14 $ 34,241 $7,392,394 $(700,000) $ (9,407,439)

Issuance of common stock in
 payment of debt                -      4,960    440,040      -             -

Issuance of common stock for
 services rendered              -      1,195    202,305      -             -

Issuance of common stock
 for cash                       -     12,059    952,448      -             -

Cancellation of stock
 subscription receivable        -       -      (474,500)  700,000          -

Net (loss) for the year
 ended December 31, 1998        -       -          -         -       (2,568,334)

Balance, December 31, 1998       14   52,455  8,512,687      -      (11,975,773)

Contribution of capital
 (unaudited)                    -       -        50,000      -             -

Issuance of common stock for
 cash (unaudited)               -      3,240    268,990      -             -

Issuance of common stock for
 services (unaudited)           -      1,447     82,777      -             -

Issuance of common stock for
 conversion of debentures
 (unaudited)                    -      1,662    123,338      -             -

Net loss for the six months
 ended June 30, 1999
 (unaudited)                    -       -          -         -         (676,883)

Balance, June 30, 1999
 (unaudited)                  $  14 $ 58,804 $9,037,792 $    -     $(12,652,656)



                NATIONAL HEALTH & SAFETY CORPORATION
                     Statements of Cash Flows
                            (Unaudited)

                            For the Three Months Ended  For the Six Months Ended
                                        June 30,                 June 30,
                                   1999         1998         1999        1998

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                     $ (322,956)  $ (470,814)  $ (676,883)  $(998,784)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Common stock issued for
    services                       30,000       14,500       84,254      35,000
   Depreciation and amortization      693        4,622        1,386       7,523

  (Increase) decrease in:
   Prepaid expenses                  -            -            -        278,985
   Accounts receivable              1,562        1,299        6,282      (1,480)
   Other receivables                 -         (33,515)      41,000     (33,515)
  Increase (decrease) in:
   Accounts payable                 1,916      (62,982)      56,359     (71,368)
   Accrued expenses               (10,058)      44,064      172,002     134,912

    Net Cash Used by Operating
     Activities                  (298,843)    (502,826)    (315,600)   (648,727)

CASH FLOWS FROM INVESTING
 ACTIVITIES                          -            -            -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Payments on loans, individuals     -            -        (106,705)       -
  Repayment of long-term debt        -         (10,000)        -        (10,000)
  Proceeds from loans,
   individuals                    123,131      659,785      123,131     773,285
  Proceeds from stockholders' loan  8,000         -          48,000       4,000

  Issuance of common stock        141,480      111,000      272,230     136,000

    Net Cash Provided by Financing
     Activities                   272,611      760,785      336,656     903,285

INCREASE (DECREASE) IN CASH       (26,232)     257,959       21,056     254,558

CASH, BEGINNING OF PERIOD          50,624        4,115        3,336       7,516

CASH, END OF PERIOD            $   24,392   $  262,074   $   24,392  $  262,074

SUPPLEMENTAL DISCLOSURE:

  Cash paid for interest
   during the period           $    6,631   $   12,769   $   26,138  $   23,946



              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                     June 30, 1999 and 1998

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

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures  7 years
                 Office equipment        7 years
                 Computers               5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $1,386 and $4,622 for the six months ended June 30, 1999 and 1998, respectively.

       d.  Basic Loss per Common Share

       Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share does not include any dilutive instruments.



              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                      June 30, 1999 and 1998

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

       g.   Provision for Taxes

       At June 30, 1999, the Company had net operating loss carryforwards of approximately $9,300,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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



              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                      June 30, 1999 and 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       k.  Uninsured Corporate Cash Balances

       The Company maintains its corporate cash balances at various banks and financial institutions. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Corporate cash balances occasionally exceed insured limits.

NOTE  2 - LOANS PAYABLE, INDIVIDUALS
                                                    June 30,       December 31,
                                                      1999            1998
                                                   (Unaudited)
       Private Placement Advances
       The Company received advances from certain
       individuals under various private placements.
       The Company agreed to issue common stock to
       these individuals upon securing additional
       financing, which it has not been able to
       obtain.  Some of the individuals who had
       advanced funds were partially repaid.  These
       loans are unsecured and due upon demand.     $   30,540   $   37,540


       Loans, Individuals
       During the last four years, the Company was
       advanced money from various individuals for
       working capital purposes which bear interest
       at 8% to 10%.  If the  Company is successful
       in obtaining additional capital, it intends
       to exchange a majority of these loans for
       common stock and the remainder of the  loans
       will be repaid.  These loans are unsecured
       and due upon demand.                            625,261     651,835

                                                     $ 655,801   $ 689,375
NOTE  3 - LOAN PAYABLE, STOCKHOLDER

       Prior to the Company's incorporation, one of the stockholders incurred certain costs and expenses related to the start-up of the Company. Over the years the stockholder has advanced to the Company additional funds. The Company expects to repay this loan in full when financing occurs. The amount due the stockholder was $694,025 and $646,025 at June 30, 1999 and December 31,
       1998, respectively. The loan is unsecured and accrues interest at 10% per annum.

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



              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                      June 30, 1999 and 1998

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


       Rent expense amounted to$60,176 and $68,034 for the six months ended June 30, 1999 and 1998, respectively.

       The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $352,000 for the year ended December 31, 1998. At June 30, 1999 and December 31, 1998, total deferred income for these three individuals was $980,665 and $896,923, respectively. This amount is included in accrued expenses.

       The Company has settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the proposed settlement, both parties agree to dismiss the claims against each other, and agree to enter into a commission agreement hereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. The Company is current with the terms of the settlement agreement. $285,000 is accrued at June 30, 1999 and December 31, 1998 of which $265,000 is long-term debt which covers the total remaining obligation.

       The Company issued shares to certain individuals in connection with a private placement. The Company has agreed to not dilute these shareholders below 5.3% of the outstanding shares of the Company by allowing them to purchase the shares for the par value amount, until the Company raises $2,000,000 through a public offering of its common stock.

       The Company has agreed to repurchase stock issued to an individual in a private placement. The individual purchased 5,000 shares of the Company's common stock for $25,000. The Company has committed to repurchasing the stock for the same amount, contingent upon the success of future stock placements. Additionally, the Company received $25,000 from an individual. A judgment has been issued against the Company to repay the $25,000. The balance of $7,000, due at December 31, 1998 was paid in full as of June 30, 1999.

       During 1995, several stock subscription agreements were canceled. Of the shares canceled, certificates representing 4,000,000 shares have not been returned to the Company, however, these certificates are legended so that they cannot be traded.



              NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                      June 30, 1999 and 1998

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

                                                                    $ 600,086
NOTE 8  - OPTIONS AND WARRANTS

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

       The Company has the following outstanding stock options:

       Stock Options Issued:
                                       Bowers     Folts   Bathurst     Total

       6/6/95   @ $0.17   6/6/2010   2,000,000   500,000   500,000   3,000,000
      4/30/96   @ $0.17  4/30/2011   2,000,000   500,000   500,000   3,000,000
      2/20/98   @ $0.07  2/20/2013   2,800,000 1,000,000 1,000,000   4,800,000

                                                                    10,800,000



             NATIONAL HEALTH & SAFETY CORPORATION
                  Notes to Financial Statements
                      June 30, 1999 and 1998

NOTE 9 - SUBSEQUENT EVENT

       On July 1, 1999, National Health and Safety Corporation voluntarily filed for Chapter 11 Bankruptcy in the Eastern District of Pennsylvania United States Bankruptcy Court Case #99-18339 DWS. It is anticipated that a plan for reorganization will be filed the latter part of August. In addition, there is a motion before the court to sell a portion of the assets relating to the Powerx card. This sale is targeted to be completed by the end of August.



Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and six month periods ended June 30, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                   Three Months Ended  Six Months Ended
                                         June 30,          June 30,
                                       1999    1998      1999    1998
                                        (Unaudited)         (Unaudited)
Revenues . . . . . . . . . . . . .      100%    100%      100%    100%
Cost of sales. . . . . . . . . .         29      35        30      20
Operating expenses . . . . . . . .     1352    1532      1399    1445
(Loss) from operations . . . . . .    (1281)  (1467)    (1329)  (1365)
Other expenses - interest. . . . .       26      41        53      34
Net (loss) . . . . . . . . . . . .    (1307)  (1508)    (1382)  (1399)


Results of Operations for the Three and Six Months Ended June 30,
1999 and 1998

    Total revenue for the three months ended June 30, 1999
("second quarter of 1999") decreased 21% to $24,686 compared to the three months ended June 30, 1998 ("second quarter of 1998"), primarily attributed to the 11% decrease in POWERX Card sales due primarily to a lower level of broker activity, and the 85% decrease in other sales due to completion of consulting contracts in 1998. For the first six months of 1999, total revenues decreased 31% to $48,962 from the comparable 1998 period primarily attributed to the 27% decrease in POWERX sales, 27% decrease in medical equipment sales due to a reduced marketing effort, and the 83% decrease in other sales.

    Cost of sales (as a percentage of total revenues) decreased to 29% for the second quarter of 1999, from 35% for the second quarter of 1998 period, and increased to 30% for the first six months of 1999 from 20% for the comparable 1998 period. The percentage changes for the second quarter and first six months of 1999 were primarily the result of a different sales mix. Actual cost of sales decreased 34% for the second quarter of 1999 and only fractionally for the first six months of 1999 from the comparable 1998 periods.


    Operating expenses for the second quarter and first six months of 1999 decreased by $155,610 (31%) and $385,637 (36%)
respectively, when compared to the corresponding 1998 results. The decrease for the second quarter of 1999 was primarily attributed to the $129,571 decrease (102%) in marketing expenses reflecting the Company's reduced marketing activities, and the $32,501 decrease (18%) in payroll expenses due to personnel reductions and replacement of one person at a lower rate. The decrease for the first half of 1999 was primarily attributed to the $108,927 decrease (73%) in marketing expenses, and the $283,096 decrease (nearly 100%) in advertising expenses due to a one time prepaid expense for radio advertising of $279,985 during the first quarter of 1998. Also, payroll expenses decreased $49,466 (15%) for the first six months of 1999.

    As a percentage of total revenues, operating expenses decreased from 1532% for the second quarter of 1998 to 1352% for the second quarter of 1999, and from 1445% for the first six months of 1998 to 1399% for the first six months of 1999.

    The net loss for the second quarter and first six months of 1999 decreased to $322,956 (32%) for the second quarter, and to $676,883 (32%) for the first six months, as compared with the corresponding 1998 periods. These results are primarily attributed to the significant decreases in advertising and marketing expenses for the 1999 periods.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at June 30, 1999 was a negative $3,308,399 compared to a negative $3,164,296 at December 31, 1998. During the second half of 1999, accounts payable increased 19% due to the slow payment of bills due, loans payable to stockholders increased 7% due to additional funds loaned to the Company by its President, and accrued expenses increased 12% due to additional accrued interest, additional deferred income and accrual of legal judgments. For this same period, cash increased from $3,336 to $24,392.

    Net cash used by operating activities for the second quarter and first half of 1999 was $298,843 and $315,600, respectively, compared to net cash used of $502,826 and $648,727 for the comparable 1998 periods. This decrease in net cash used is attributed to the decrease in net loss of $321,901, the increase in common stock issued for services of $49,254, and the increase in accounts payable of $127,727. Net cash provided by financing activities during the second quarter and first half of 1999 was $272,611 and $336,656 respectively, compared to $760,785 and $903,285 for the corresponding 1998 periods. These results are primarily due to the decrease in individuals purchasing stock from the Company.

    As of June 30, 1999, the Company had total assets of $66,260 and total stockholders' deficiency of $3,556,046. In comparison, as of December 31, 1998, the Company had total assets of $93,872 and total stockholders' deficiency of $3,410,617.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

    On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy
Code. See Part II Item 1 below. The Company's operations for the remainder of fiscal 1999 will depend on the outcome of the bankruptcy filing and any proposed plan of reorganization, which will be subject to approval by the Bankruptcy Court.

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

    On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). Management anticipates filing a Plan of Reorganization for consideration by its creditors and shareholders and for ultimate approval by the Bankruptcy Court. It is anticipated that a plan for reorganization will be filed the latter part of August. In addition, there is a motion before the court to sell a portion of the assets relating to the Powerx card. This sale is targeted to be completed by the end of August.

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

Item 2.  Changes In Securities and Use of Proceeds

    During the second quarter of 1999, the Company sold 396,333 shares of its authorized but previously unissued common stock to nine persons for the average price of $.15 per share. The Company also issued 866,667 shares to two persons for services based on an average of $.04 per share. Further, options for 1,200,000 shares of common stock were exercised by the Company's President at $.07 per share.

    The issuance of the shares for services and for cash were made in private transactions with individual investors executing subscription agreements, and was made in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act"). Proceeds realized by the sale of shares for cash were used for general operating expenses of the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    On May 1, 1999, the Company entered into a Letter of Intent with HealthLink International, Inc., a Nevada corporation ("HealthLink"). Pursuant to the Letter of Intent, the two entities contemplate entering into a share exchange or merger agreement whereby the two entities would be consolidated with the Company being the surviving entity. The Letter of Intent was terminated on May 27, 1999 and the proposed transactions were abandoned.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             On July 16, 1999, the Company filed a report on Form 8-K reporting under Item 3 that the Company had voluntarily filed for reorganization under Chapter 11 of the United States
    Bankruptcy Code in the United States Bankruptcy Court of the
    Eastern District of Pennsylvania.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NATIONAL HEALTH & SAFETY CORPORATION



Date: August 23, 1999             By    /S/ R. Dennis Bowers
                                   R. DENNIS BOWERS, President



Date: August 23, 1999             By   /S/ Roger H. Folts
                                       ROGER H. FOLTS,
                                       Chief Financial Officer