Form 10QSB
period 1999-09-30
NATIONAL HEALTH & SAFETY CORP
filed 1999-11-15
CIK 901899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class           Outstanding as of September 30, 1999

Common Stock, $.001 par value              58,803,716



                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- September 30, 1999 and
            December 31, 1998. . . . . . . . . . . . . . . . . . .          4

          Statements of Operations -- three and nine
            months ended September 30, 1999. . . . . . . . . . . .          6

          Statements of Stockholders' Deficiencies . . . . . . . .          7

          Statements of Cash Flows -- three and nine
            months ended September 30, 1999. . . . . . . . . . . .          8

          Notes to Financial Statements  . . . . . . . . . . . . .          9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .         10

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         14

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         14

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .         14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         15

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         16



                              PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.















               NATIONAL HEALTH & SAFETY CORPORATION


                       FINANCIAL STATEMENTS

                   September 30, 1999 and 1998
                           (Unaudited)

                        December 31, 1998


              NATIONAL HEALTH & SAFETY CORPORATION
                         Balance Sheets


                             ASSETS

                                                   September 30,   December 31,
                                                      1999             1998
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                              $   23,634    $    3,336
 Accounts receivable, net of allowance for doubtful
  accounts of $8,200                                   28,995        30,857
 Royalty receivable                                      -           41,000

  Total Current Assets                                 52,629        75,193

PROPERTY AND EQUIPMENT

 Furniture and fixtures                                 7,088         7,088
 Computer equipment                                   129,649       129,649
 Office equipment                                      29,062        29,062

  Total Property and Equipment                        165,799       165,799

 Less accumulated depreciation                        158,496       156,418

  Net Property and Equipment                            7,303         9,381

OTHER ASSETS

 Deposits                                               9,298         9,298

  Total Other Assets                                    9,298         9,298

  TOTAL ASSETS                                    $    69,230    $   93,872



              NATIONAL HEALTH & SAFETY CORPORATION
                   Balance Sheets (Continued)


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                  September 30,   December 31,
                                                     1999             1998
                                                  (Unaudited)

CURRENT LIABILITIES

 Accounts payable                                 $      -        $  302,522
 Loan payable, stockholder                               -           646,025
 Loans payable, individuals                              -           689,375
 Accrued expenses                                        -         1,476,567
 Convertible debentures                                  -           125,000
 Post petition accounts payable                        12,134           -
 Post petition accrued expenses                        11,551           -
 Post petition other liabilities                      165,000           -
 Prepetition secured claims                         1,513,941           -
 Prepetition unsecured claims                       2,106,843           -

  Total Current Liabilities                         3,809,469      3,239,489

LONG-TERM DEBT

 Legal settlement                                        -           265,000

  Total Liabilities                                 3,809,469      3,504,489

STOCKHOLDERS' DEFICIENCY

 Preferred stock: $0.001 par value; 5,000,000 shares
  authorized; 14,363 shares issued and outstanding         14             14
 Common stock: $0.001 par value, 100,000,000 shares
  authorized; 58,803,716 and 52,454,994 shares
  issued and outstanding, respectively                 58,804         52,455
 Additional paid-in capital                         9,037,792      8,512,687
 Accumulated deficit                              (12,836,849)   (11,975,773)

  Total Stockholders' Deficiency                   (3,740,239)    (3,410,617)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                    $     69,230   $     93,872



                  NATIONAL HEALTH & SAFETY CORPORATION
                        Statements of Operations
                              (Unaudited)

                           For the Three Months Ended  For the Nine Months Ended
                                       September 30,          September 30,
                                     1999        1998        1999       1998

SALES                           $   27,882   $   30,626   $  76,844  $  102,040

OPERATING COSTS AND EXPENSES

  Cost of sales                      4,853       22,497      19,456      36,977
  Operating expenses               202,526      501,971     887,630   1,533,743

   Total Operating Cost
    and Expenses                   207,379      524,468     907,086   1,570,720

LOSS FROM OPERATION               (179,497)    (493,842)   (830,242) (1,468,680)
OTHER EXPENSE

  Interest expense                   4,696        5,927      30,834      29,873

NET LOSS                        $ (184,193)  $ (499,769) $ (861,076)$(1,498,553)

BASIC LOSS PER SHARE            $    (0.00)  $    (0.01) $    (0.02)$     (0.04)





                 NATIONAL HEALTH & SAFETY CORPORATION
                  Statements of Stockholders' Deficiency

                                            Additional    Stock
                        Preferred   Common     Paid-in Subscriptions Accumulated
                            Stock    Stock     Capital   Receivable    Deficit

Balance, December 31, 1997   $ 14 $ 34,241 $ 7,392,394  $(700,000) $ (9,407,439)

Issuance of common stock in
 payment of debt                -    4,960     440,040       -             -

Issuance of common stock for
 services rendered              -    1,195     202,305       -             -

Issuance of common stock
 for cash                       -   12,059     952,448       -             -

Cancellation of stock subscription
 receivable                     -     -       (474,500)   700,000          -

Net (loss) for the year
 ended December 31, 1998        -     -           -          -       (2,568,334)

Balance, December 31, 1998      14  52,455   8,512,687       -      (11,975,773)

Contribution of capital
 (unaudited)                    -     -         50,000       -             -

Issuance of common stock for
 cash (unaudited)               -    3,240     268,990       -             -

Issuance of common stock for
 services (unaudited)           -    1,447      82,777       -             -

Issuance of common stock for
 conversion of debentures
 (unaudited)                    -    1,662     123,338       -             -

Net loss for the nine months
 ended September 30, 1999
 (unaudited)                    -     -           -          -         (861,076)

Balance, September 30, 1999
 (unaudited)                  $ 14 $58,804  $9,037,792 $     -     $(12,836,849)



                NATIONAL HEALTH & SAFETY CORPORATION
                     Statements of Cash Flows
                            (Unaudited)

                            For the Three Months Ended For the Nine Months Ended
                                       September 30,          September 30,
                                      1999      1998        1999       1998

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                         $(184,193) $(499,769) $(861,076) $(1,498,553)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Common stock issued for services     -        19,500     84,254       54,500
   Depreciation and amortization         692      4,687      2,078       12,210
  (Increase) decrease in:
   Prepaid expenses                     -         1,000       -         279,985
   Accounts receivable                (4,057)    (6,609)     2,225       (8,089)
   Other receivables                    -         8,000     41,000      (25,515)
  Increase (decrease) in:
   Accounts payable                 (346,747)    20,994   (290,388)     (50,374)
   Accrued expenses                  536,909    232,052    708,911      366,964

    Net Cash Used by Operating
     Activities                        2,604   (220,145)  (312,996)    (868,872)

CASH FLOWS FROM INVESTING
 ACTIVITIES                             -          -          -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Payments on loans, individuals        -      (154,193)  (106,705)    (154,193)
  Repayment of long-term debt         (3,362)      -        (3,362)     (10,000)
  Proceeds from loans, individuals      -        60,000    123,131      833,285
  Proceeds from stockholders' loan      -          -        48,000        4,000
  Issuance of common stock              -        56,500    272,230      192,500

    Net Cash Provided by Financing
     Activities                       (3,362)   (37,693)   333,294      865,592

INCREASE (DECREASE) IN CASH             (758)  (257,838)    20,298       (3,280)


CASH, BEGINNING OF PERIOD             24,392    262,074      3,336        7,516

CASH, END OF PERIOD                 $ 23,634   $  4,236   $ 23,634   $    4,236


SUPPLEMENTAL DISCLOSURE:

  Cash paid for interest
    during the period              $   4,696   $  5,927   $ 30,834   $   29,873

              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
                  September 30, 1999 and 1998

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

NOTE 3 - BANKRUPTCY

       On July 1, 1999, National Health and Safety Corporation voluntarily filed for Chapter 11 Bankruptcy in the Eastern District of Pennsylvania United States Bankruptcy Court Case #99-18339 DWS. A plan for reorganization was filed in the latter part of August.



Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and nine month periods ended September 30, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                 Three Months Ended    Nine Months Ended
                                    September 30,          September 30,
                                    1999      1998       1999     1998
                                     (Unaudited)         (Unaudited)
Revenues . . . . . . . . . . . . .   100%     100%       100%      100%
Cost of sales. . . . . . . . . .      18       74         25        36
Operating expenses . . . . . . . .   726     1639       1155      1503
(Loss) from operations . . . . . .  (644)   (1613)     (1080)    (1439)
Other expenses - interest             17       19         40        29
Net (loss) . . . . . . . . . . . .  (661)   (1632)     (1120)    (1468)


Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

    On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code. See Part II Item 1 below. The Company has filed a Plan of Reorganization for consideration by its creditors and shareholders, which plan must first be approved by the Bankruptcy Court. Because of the bankruptcy filing, the Company's marketing activities have been significantly curtailed. The Company's operations for the remainder of fiscal 1999 will depend on the outcome of the bankruptcy filing and any proposed plan of reorganization, which must be approved

    Total revenue for the three months ended September 30, 1999 ("third quarter of 1999") decreased 9% to $27,882 compared to the three months ended September 30, 1998 ("third quarter of 1998"). This decrease is primarily attributed to the 84% decrease in other sales due to completion of consulting contracts in 1998 and the 47 % decrease in medical equipment sales due to a reduced marketing effort. Results were partially offset by the 31% increase in POWERX Card sales due to increased broker activity. For the first nine months of 1999, total revenues decreased 25% to $176,844 from the comparable 1998 period primarily attributed to the 9% decrease in POWERX sales, 35% decrease in medical equipment sales and the 82% decrease in other sales.

    Cost of sales (as a percentage of total revenues) decreased to 29% for the third quarter of 1999 from 35% for the third quarter of 1998 period, and decreased to 25% for the first nine months of 1999 from 36% for the comparable 1998 period. The percentage decreases for the third quarter and first nine months of 1999 are primarily the result of a different sales mix and reduced marketing activity during the 1999 period. Actual cost of sales decreased 78% for the third quarter of 1999 and 47% for the first nine months of 1999 from the comparable 1998 periods.

    Operating expenses for the third quarter and first nine months of 1999 decreased (60%) and (45%) respectively, when compared to the corresponding 1998 results. The decrease for the third quarter of 1999 was primarily attributed to the 92 % decrease in consulting expenses due to reduced legal and accounting fees, the almost 100% decrease in marketing expenses reflecting the Company's reduced marketing activities, and 10% in payroll expenses due to personnel reductions and replacement of one person at a lower rate. The decreases was partially offset by the 37% increase in rent expenses in the third quarter of 1999 due to the timing of billings for rent as a result of the Company's bankruptcy filing. The decrease in operating expenses for the first nine months of 1999 is primarily attributed to the 48% decrease in marketing expenses, 60% decrease in travel and entertainment and 77% decrease in telephone expenses, and the nearly 100% decrease in advertising expenses, all due to the decrease in marketing activities. The decrease in advertising is also attributed to a one time prepaid expense for radio advertising of $279,985 during the first quarter of 1998.

    As a percentage of total revenues, operating expenses decreased from 1639% for the third quarter of 1998 to 726% for the third quarter of 1999, and from 1503% for the first nine months of 1998 to 1155% for the first nine months of 1999.

    The net loss for the third quarter and first nine months of 1999 decreased to $184,193 (63%) for the third quarter, and to $861,076 (43%) for the first nine months, as compared with the corresponding 1998 periods. These results are attributed to the filing of bankruptcy by the Company leading to significant decreases in advertising and marketing expenses for the 1999 periods.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at September 30, 1999 was a negative $3,756,840 compared to a negative $3,164,296 at December 31, 1998. During the first nine months of 1999, cash increased to $23,634 from $3,336 at December 31, 1998. All of the Company's current liabilities totaling $3,809,469 are carried as petition and post petition payables in connection with the Company's bankruptcy proceeding.

    For the third quarter of 1999 the Company realized $2,604 in cash from its operating activities, compared to $220,145 cash used for the comparable 1998 period. This result was due primarily to the decrease in net loss, the $536,909 increase in accrued expenses. Net cash used by operating activities for the first nine months of 1999 was $312,996 compared to $868,872 for the comparable 1998 period. This decrease in net cash used is attributed to the decrease in net loss and the 708,911 increase in accrued expenses Net cash provided by financing activities during the third quarter and first nine months of 1999 was $3,362 and $333,294 respectively, compared to $37,693 and $865,592 for the corresponding 1998 periods. These results are primarily due to the 85% decrease in loans from individuals during the 1999 period, partially offset by the 41% increase in the issuance of common stock by the Company.

    As of September 30, 1999, the Company had total assets of $69,230 and total stockholders' deficiency of $3,740,239. In comparison, as of December 31, 1998, the Company had total assets of $93,872 and total stockholders' deficiency of $3,410,617.

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

    The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believes that its existing accounting computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any material costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

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

    Should the Company identify any problem with respect to its year 2000 readiness, it will seek to develop a remedy, test the proposed remedy and prepare a contingency plan, if necessary. The Company does not have any material contracts with external contractors to assist it in its year 2000 compliance effort. In addition, no employees have been hired or reassigned to complete the Company's year 2000 compliance.

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

    On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). The Company has filed a Plan of Reorganization for consideration by its creditors and shareholders and for ultimate approval by the Bankruptcy Court. In addition, on October 1, a motion was approved by the court to sell all of the assets relating to the POWERX card. See Item 5 below.

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


Item 5.  Other Information

    On October 1, 1999, the bankruptcy court approved an Asset Purchase Agreement between the Company and MedSmart Healthcare Network, Inc. ("MedSmart"). Pursuant to this agreement, the Company transferred to MedSmart all of its fixed assets, all POWERX related contracts with both provider networks and broker networks, all POWERX related expenses and all of the Company's personnel, with the exception of its Chief Financial Officer, Roger H. Folts.

    Under the agreement, MedSmart will pay a royalty to the Company for each POWERX related card sold or renewed. For the first twelve month period, a fee minimum of $150,000 will be paid to the Company. The first payment of $30,000 was paid to the Company on October 1, 1999 and MedSmart will make successive payments of $30,000 quarterly. From October 1, 2000, all fees to the Company from MedSmart will be determined as a royalty to the Company on all POWERX card sales and other POWERX related revenues.

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

                              NATIONAL HEALTH & SAFETY CORPORATION



Date: November 15, 1999           By  /S/ H. Dennis Bowers
                                      H. Dennis Bowers, President



Date:  November 15, 1999               By   /S/ Roger H.Folts
                                       ROGER H. FOLTS,
                                       Chief Financial Officer