Form 10KSB
period 1999-12-31
NATIONAL HEALTH & SAFETY CORP
filed 2000-04-14
CIK 901899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
          Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                 Commission File Number   0-24778

               NATIONAL HEALTH & SAFETY CORPORATION
          (Name of small business issuer in its charter)

         UTAH                                    87-0505222
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

    120 GIBRALTAR ROAD, SUITE 107, HORSHAM, PENNSYLVANIA 19044
       (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (215) 682-7114

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

     State the issuer's revenues for its most recent fiscal year.
 $ 80,340

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 5,747,270  (Based on price
of $.125 per share as of April 7, 2000)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                Outstanding as of Decmber 31, 1999
Common Stock, $.001 Par Value               59,634,062

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No


               NATIONAL HEALTH & SAFETY CORPORATION

                        TABLE OF CONTENTS
                                                                          Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .            5

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            5

Item 4.   Submission of Matter to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . . .            6

                             PART II

Item 5.   Market for Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . .            6

Item 6.   Management's Discussion and Analysis or
            Plan of Operation. . . . . . . . . . . . . . . . . .            7

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           10

Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . .           25

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
            Control persons; Compliance with Section 16(a)
            of the Exchange Act. . . . . . . . . . . . . . . . .           25

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           27

Item 11.  Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . .           27

Item 12.  Certain Relationships and Related
            Transactions . . . . . . . . . . . . . . . . . . . .           29

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           30

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           31






                              PART I

Item 1.  Description of Business

    National Health & Safety Corporation (the "Company") since
1993 has been engaged in the business of providing health care products and services to the general public on a discount basis.
On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). The Company has filed a Disclosure Statement and a Joint Plan of Reorganization and is preparing to file an amendment within the next thirty days for consideration by its creditors and shareholders and for ultimate approval by the Bankruptcy Court.

    The Company's principal executive offices are located at 120
Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044, and its telephone number is (215) 682-7114.

POWERX Medical Benefits Network

    Prior to its filing for reorganization, the Company operated the POWERX Medical Benefits Network ("POWERX") offering discounts on a wide range of medical and supplemental benefits to consumers. The Company also offered medical products and services, specializing in providing reduced fee access to healthcare and ancillary providers through POWERX.

    Through POWERX, the Company made available directly to the consumer more than 200,000 different medical products and supplies at discounts up to 50% below retail. Revenues were generated primarily from annual sales of POWERX memberships and not through the use of the card. In 1999, the Company sold POWERX as detailed below.

    POWERX offers its members several products and services at discount prices. POWERX is marketed primarily to corporations, unions, associations, chambers of commerce, insurance companies and other organizations and the memberships are typically paid for by the individual members, employees and/or policyholders. POWERX is designed to be a complementary benefit to most standard health insurance policies and corporate benefits packages.

Sale of POWERX

    On October 1, 1999, the bankruptcy court approved an Asset Purchase Agreement between the Company and MedSmart Healthcare Network, Inc. ("MedSmart"). Pursuant to this agreement, the Company transferred to MedSmart all of its POWERX related assets, including the POWERX name, all POWERX related contracts with provider networks and broker networks, all POWERX related expenses and all of the Company's personnel, with the exception of its Chief Financial Officer, Roger H. Folts.

    Under the agreement, MedSmart will pay a royalty to the Company for each POWERX related card sold or renewed. For the first twelve month period, a fee minimum of $150,000 will be paid to the Company. The first payment of $30,000 was paid to the Company on October 1, 1999 and MedSmart will make successive payments of $30,000 quarterly. In the event the royalty exceed the minimum payment, the Company would receive the greater of the two. From October 1, 2000, all fees to the Company from MedSmart will be determined as a royalty to the Company on all POWERX card sales and other POWERX related revenues.

    For each new POWERx card (a "New Card") first sold by MedSmart, it will pay to the Company 10% of the net revenue earned. MedSmart will have the option to elect to pay a one-time fee of $2.50 with respect to the sale of the New Card, and in such an event, no further fees would be payable with respect to the New Card until it becomes a Renewal Card.

    Upon the sale of each renewal POWERx card (a "Renewal Card"), MedSmart will pay the Company 4% of the net revenue earned. However, MedSmart will have the option to elect a one-time fee of $1.00 with respect to the sale of the Renewal Card, and, in such an event, no further fees would be payable with respect to the Renewal Card until it is again renewed. If MedSmart elects not to pay the one-time fee for New Cards or Renewal Cards which are outstanding at the beginning of a calender quarter, MedSmart will be obligated to pay the Company an amount equal to 10% and 4%, respectively, of the net revenues earned with respect to such card during the calendar quarter.

    Upon making its bankruptcy filing and subsequent sale of the POWERX business to MedSmart, the Company has become primarily a holding company. All activities related to development of other products and services have been reduced or eliminated. The Company has a new management team and the possibility of new ownership, as proposed in the Joint Plan of Reorganization. Upon Court approval of the Joint Plan of Reorganization, for which there is no certainty, the plan calls for an infusion of income producing real estate and cash assets into the Company in exchange for Company stock, together with royalty payments from MedSmart based upon POWERX sales. At such time as the Company begins to realize a stable level of cash flow, the Company will examine the development of new business plans directed towards future growth and development.


Employees

    As of the date hereof the Company has one full-time employee, its Chief Financial Officer. In the event its reorganization plan is approved by the court, the Company will add employees as necessary.

Industry Segments

    No information is presented as to industry segments.
Reference is made to the statements of income contained in the financial statements included herein for a statement of the Company's revenues and operating profit (loss) for the past two fiscal years.

Item 2.  Description of Property

    The Company currently shares leased office space with MedSmart Healthcare Network, Inc. in Horsham, Pennsylvania on a month-to-month basis. The Company exchanges rental payments for accounting support for MedSmart. Management anticipates that the Company will occupy these premises until such time as its reorganization is complete. Thereafter, it will evaluate the need for additional or alternative facilities.

Item 3.  Legal Proceedings

    Except as otherwise set forth below, the Company is not a party to any new material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

    On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). The Company has filed a Disclosure Statement and a Joint Plan of Reorganization and is preparing to file an amendment within the next thirty days for consideration by its creditors and shareholders and for ultimate approval by the Bankruptcy Court. In addition, on October 1, a motion was approved by the court to sell all of the assets relating to the POWERX card.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

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

    The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1998 as reported by the OTC Bulletin Board. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                       High           Low
     1998
          First Quarter . . . . . . . . . .           $ .15          $ .07
          Second Quarter. . . . . . . . . .             .51            .09
          Third Quarter . . . . . . . . . .             .28            .11
          Fourth Quarter  . . . . . . . . .             .41            .11
     1999
          First Quarter . . . . . . . . . .             .32            .15
          Second Quarter. . . . . . . . . .             .52            .12
          Third Quarter . . . . . . . . . .             .24            .06
          Fourth Quarter. . . . . . . . . .             .13            .05


     As of December 31, 1999 the Company had issued and outstanding 59,634,062 shares of Common Stock and there were approximately 479 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

Results of Operations

     The following table sets forth, for the two most recent fiscal years ended December 31, 1999 and 1998, the percentage relationship to total revenues of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                Years Ended December 31,
                                                   1999           1998
Total revenues . . . . . . . . . . . . . . . . . .  100%           100%
Costs of sales . . . . . . . . . . . . . . . . . .   51             25
Operating expenses . . . . . . . . . . . . . . . . 2916           1357
(Loss) from operations . . . . . . . . . . . . . .(2867)         (1282)
Other income (expense) . . . . . . . . . . . . . .  130           (270)
Net (loss) . . . . . . . . . . . . . . . . . . . .(2737)         (1552)

For the Year Ended December 31, 1999 Compared to the Year Ended
December 31, 1998

    Total revenue of $80,340 for the year ended December 31, 1999 ("1999) represents a 51% decrease from total revenue of $165,535 for year ended December 31, 1998 ("1998"). This decrease is , primarily attributed to the 24% decrease in POWERX sales in 1999 and a $41,000 royalty revenue from an interim Licensing Agreement entered into in December 1998. The decrease in sales of the POWERX Card is attributed to decreased marketing and sale of the unit. Cost of sales (as a percentage of total revenue) increased from 25% for 1998 to 51% in 1999. Actual cost of sales was virtually unchanged in 1999 when compared to 1998.

    Operating expenses for 1999 increased 4% when compared with the same period for 1998, primarily from the (7%) increase in general and administrative expenses. This increase was attributed to the 102% increase in consulting expenses due to legal expense accrual for the Company's bankruptcy, and the realization of a $706,574 accrual related to the Company's bankruptcy filing. The increase in operating expenses was partially offset by the 34% decrease in rent expense due to the reduction of office facilities, the 25% decrease in salaries and wages due to the reduction of personnel, and the 90% decrease in marketing and advertising expenses due to discontinuing sales activities.

    Net other income in 1999 was $104,708, primarily from the $142,697 gain realized on the sale of Company assets. In 1998, the Company had a net other expense of $446,659, primarily due to $113,097 interest expense from increased borrowing and a legal settlement of $328,547.

Net Operating Losses

    The Company has accumulated approximately $10,700,000 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2018. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 because the Company believes the carryforward may expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at December 31, 1999 was a negative $4,601,252 compared to a negative $3,164,296 at December 31, 1998. Net cash used in operating activities was $692,504 in 1999 compared to $1,287,480 in 1998. This decrease in net cash used in 1999 was due primarily to the decrease in net loss, the increase in expenses paid with common stock, and increases in accounts payable and accrued expenses. The Company also realized $662,313 from financing activities in 1999 compared to $1,283,300 in 1988, primarily due to the 79% decrease in proceeds from the issuance of common stock in 1999.

    The Company's ability to meet its working capital needs during fiscal 2000 will depend primarily on the acceptance by the court of the reorganization plan. The continuation of the Company as a going concern is directly dependent upon acceptance of the plan and the ability to obtain additional future financing. If MedSmart is successful in the development, marketing and sale of POWERx cards and related products, the Company would receive a royalty from POWERx sales.

    As of December 31, 1999, the Company had total assets of $196,521 and total stockholders' deficiency of $4,550,348, compared to December 31, 1998 at which time the Company had total assets of $93,872 and total stockholders' deficiency of $3,410,617.

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

    The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. To date, the Company has not experienced any problems related to the Year 2000 issue and has not incurred any associated costs.

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to continue as a viable concern given its filing of bankruptcy in 1999, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.















              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

                       December 31, 1999


                INDEPENDENT AUDITORS' REPORT

      Board of Directors
      National Health & Safety Corporation
      (A Development Stage Company)
      Warminster, Pennsylvania

      We have audited the accompanying balance sheet of National Health & Safety Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1999 and 1998 and from the inception of the development stage on January 1, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health & Safety Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from the inception of the development stage on January 1, 1999 through December 31, 1999, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a gong concern. As discussed in Notes 1 and 4, on July 1, 1999, the Company filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The filing was made necessary by a lack of sufficient liquidity. The Company has experienced recurring net losses. Additionally, as of December 31, 1999, the Company had a stockholders' deficit of $4,550,348. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are partially described in Notes 1 and 4. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



      Jones, Jensen & Company
      Salt Lake City, Utah
      January 18, 2000


              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                         Balance Sheet


                             ASSETS

                                                              December 31,
                                                                  1999

CURRENT ASSETS

 Cash                                                        $      3,145
 Accounts receivable, net of allowance for doubtful
  accounts of $8,200 (Note 1)                                      24,472
 Note receivable - related party (Note 3)                         120,000

  Total Current Assets                                            147,617

OTHER ASSETS

 Restricted cash (Note 2)                                          50,904

  Total Other Assets                                               50,904

  TOTAL ASSETS                                               $    198,521


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

 Accounts payable and accrued expenses - post petition       $    141,918
 Post petition notes payable - related party (Note 4)             221,200
 Prepetition accruals (Note 5)                                  4,385,751

  Total Current Liabilities                                     4,748,869

STOCKHOLDERS' DEFICIENCY

 Preferred stock; $0.001 par value; 5,000,000 shares
  authorized; 14,363 shares issued and outstanding                     14
 Common stock; $0.001 par value, 100,000,000 shares
  authorized; 59,634,062 shares issued and outstanding             59,634
 Additional paid-in capital                                     9,564,513
 Accumulated deficit                                          (11,975,773)
 Deficit accumulated during the development stage              (2,198,736)

  Total Stockholders' Deficiency                               (4,550,348)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $    198,521



              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                    Statements of Operations


                                                                  From the
                                                              Inception of the
                                                                 Development
                                                                   Stage on
                                                                  January 1,
                                      For the Years Ended        1999 Through
                                          December 31,           December 31,
                                      1999           1998             1999

REVENUE

 Sales - operations            $     80,340    $    124,535    $     80,340
 Royalty revenue                       -             41,000            -

  Total Revenue                      80,340         165,535          80,340

 COST OF SALES                       41,045          41,709          41,045

 Gross Profit                        39,295         123,826          39,295

EXPENSES

 Rent                                99,424         150,470          99,424
 Depreciation and amortization        2,078           8,908           2,078
 General and administrative       2,241,237       2,086,123       2,241,237

  Total Expenses                  2,342,739       2,245,501       2,342,739

LOSS FROM OPERATIONS             (2,303,444)     (2,121,675)     (2,303,444)

OTHER INCOME (EXPENSE)

 Gain on sale of assets             142,697            -            142,697
 Legal settlement                      -           (328,547)           -
 Bad debt expense                    (2,388)         (5,015)         (2,388)
 Interest expense                   (35,601)       (113,097)        (35,601)

  Total Other Income (Expense)      104,708        (446,659)        104,708

NET LOSS                       $ (2,198,736)   $ (2,568,334)   $ (2,198,736)

BASIC LOSS PER SHARE (Note 1)  $      (0.04)   $      (0.06)




                  NATIONAL HEALTH & SAFETY CORPORATION
                     (A Development Stage Company)
                 Statements of Stockholders' Deficiency

                                           Additional    Stock
                        Preferred Common     Paid-in  Subscriptions  Accumulated
                            Stock  Stock     Capital   Receivable     Deficit

Balance, December 31, 1997     14 $ 34,241 $ 7,392,394 $ (700,000) $ (9,407,439)

Issuance of common stock in
 payment of debt                -    4,960     440,040       -             -

Issuance of common stock for
 services rendered              -    1,195     202,305       -             -

Issuance of common stock
 for cash                       -   12,059     952,448       -             -

Cancellation of stock
 subscription receivable        -     -       (474,500)   700,000          -

Net (loss) for the year
 ended December 31, 1998        -     -           -          -       (2,568,334)

Balance, December 31, 1998     14   52,455   8,512,687       -      (11,975,773)

Issuance of common stock
 in payment of debt             -    3,095     211,905       -             -

Issuance of common stock
 for services rendered          -    1,640     220,165       -             -

Issuance of common stock
 for cash                       -    2,444     199,756       -             -

Options issued below market
 price                          -     -        420,000       -             -

Net loss for the year ended
 December 31, 1999              -     -           -          -       (2,198,736)

Balance, December 31, 1999     14 $ 59,634 $ 9,564,513 $     -     $(14,174,509)


                 NATIONAL HEALTH & SAFETY CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                                   From the
                                                                Inception of the
                                                                  Development
                                                                    Stage on
                                                                    January 1,
                                          For the Years Ended     1999 Through
                                              December 31,         December 31,
                                          1999           1998          1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                          $ (2,198,736)  $ (2,568,334)  $ (2,198,736)
 Adjustments to reconcile net (loss)
  to net cash (used) by operating
  activities:
   Depreciation and amortization            2,078          8,908          2,078
   Amortization of prepaid advertising       -           500,000           -
   Expenses paid with common stock        641,805        203,500        641,805
   Loss of subscription receivable           -           225,500           -
   Gain on sale of assets                (142,697)          -          (142,697)
 Changes in operating assets and
  liabilities:
   (Increase) in restricted cash          (50,904)          -           (50,904)
   (Increase) decrease in accounts
    receivable                              6,385          1,061          6,385
   (Increase) decrease in royalties
    receivable                             41,000        (41,000)        41,000
   Decrease in deposits                     9,298           -             9,298
   Increase (decrease) in accounts
    payable                               133,791        (41,758)       133,791
   Increase (decrease) in accrued
    expenses                              865,476        424,643        865,476

    Net Cash (Used) by Operating
     Activities                          (692,504)    (1,287,480)      (692,504)

CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from sale of assets              30,000           -            30,000

    Net Cash Provided by Investing
     Activities                            30,000           -            30,000

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from loans payable, individuals    -           374,793           -
 Proceeds from loans payable, stockholder  48,000           -            48,000
 Proceeds from notes payable - related
  party                                   469,113           -           469,113
 Repayment of loans payable               (57,000)       (56,000)       (57,000)
 Proceeds from issuance of common stock   202,200        964,507        202,200

    Net Cash Provided by Financing
     Activities                           662,313      1,283,300        662,313

INCREASE (DECREASE) IN CASH                  (191)        (4,180)          (191)

NET CASH, BEGINNING OF YEAR                 3,336          7,516          3,336

NET CASH, END OF YEAR                   $   3,145    $     3,336     $    3,145



                 NATIONAL HEALTH & SAFETY CORPORATION
                    (A Development Stage Company)
                 Statements of Cash Flows (Continued)

                                                                 From the
                                                             Inception of the
                                                               Development
                                                                 Stage on
                                                                 January 1,
                                         For the Years Ended    1999 Through
                                             December 31,       December 31,
                                          1999         1998         1999

CASH PAID DURING THE YEAR FOR:

 Interest                              $  16,597    $  28,023    $  16,597
 Income taxes                          $    -       $    -       $    -

NON-CASH FINANCING ACTIVITIES:

 Issuance of common stock in
  payment of debt                      $ 215,000    $ 445,000    $ 215,000
 Issuance of common stock for services $ 221,805    $ 203,500    $ 221,805
 Options issued below market value     $ 420,000    $    -       $ 420,000



              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                  Notes to Financial Statements
                         December 31, 1999


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

       a.  Nature of Organization

       The Company was incorporated on March 23, 1989. The Company's principal business activities consist of providing medical cost containment services to both institutional and consumer markets. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral.

       On March 22, 1993 the Company entered into a merger with State Policeman Annual Magazine, Inc. (State), whereby each share of the Company's common and preferred stock was exchanged for one share of State's common and preferred stock. State is a Company which was organized under the laws of the State of Utah on May 14, 1983. Pursuant to the merger agreement, State amended its Articles of Incorporation to change its name to National Health & Safety Corporation. The Company entered the development stage on January 1, 1999 per SFAS No. 7 because of the bankruptcy proceedings and the sale of the Company's assets.

       On July 1, 1999, National Health and Safety Corporation (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United states bankruptcy Court for the Eastern District of Pennsylvania, Case No.:99-18339. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession. These claims are reported in the December 31, 1999 balance sheet as "prepetition accruals" in the amount of $4,385,751. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims amounted to $1,513,941 at December 31, 1999.

       The Company entered the development stage on January 1, 1999 per SFAS No. 7.

       b.  Accounts Receivable

       Accounts receivable are shown net of an allowance for doubtful accounts of $8,200. Bad debts are written off in the period in which they are deemed uncollectible. Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.


             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures     7 years
                 Office equipment           7 years
                 Computers                  5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $2,078 and $8,908 for the years ended December 31, 1999 and 1998, respectively. All of the property and equipment was sold in July 1999 (Note 3).

       d. Basic Loss per Share of Common Stock
                                           For the Year Ended
                                           December 31, 1999
                                   Loss         Shares        Per Share
                                (Numerator)  (Denominator)      Amount

       Net loss                $ (2,198,736)    57,734,638    $  (0.04)

                                            For the Year Ended
                                            December 31, 1998
                                    Loss         Shares        Per Share
                                (Numerator)  (Denominator)       Amount

       Net loss                $ (2,568,334)    41,190,018    $   (0.06)

       Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.







             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.   Provision for Taxes

       At December 31, 1999, the Company had net operating loss carryforwards of approximately $10,700,000 that may be offset against future taxable income through 2018. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       g.  Reclassification

       Certain December 31, 1998 balances have been reclassified to conform with the December 31, 1999 financial statement presentation.

       h.  Estimates

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

       i.  Revenue Recognition

       The Company has not emerged from the reorganization and has not yet established operations. A revenue recognition policy will be established when planned principal operations commence.

       j.  Recent Accounting Pronouncements

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


              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
                       December 31, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       k.  Bankruptcy Accounting

       Since the Chapter 11 bankruptcy filing, the Company has applied the provisions in Statement of Portion (SOP) 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

NOTE  2 - RESTRICTED CASH

       Pursuant to the bankruptcy proceedings, the Company has three cash accounts which have been attached by creditors or allocated for certain debt payments totaling $50,904 at December 31, 1999. This cash is being presented as restricted cash because the Company does not have full access to these three accounts.


NOTE  3 - NOTE RECEIVABLE - RELATED PARTY

       In October 1999, the Company sold the assets of the Company which related to the PowerX Medical Benefits Network for $150,000. This sale resulted in a gain on the sale of assets
       of $142,697.   The Company received $30,000 on the date the
       agreement was signed and is to receive four (4) quarterly payments of $30,000 commencing January 15, 2000. The amounts are non-interest bearing and an interest rate has not been imputed because of the short-term nature of the receivable.

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

       Pursuant to bankruptcy court approval, the Company's POWERx line was sold to MedSmart on October 1, 1999. The costs of the necessary overhead and costs of ongoing POWERx operations have been assumed by MedSmart, including the personnel costs necessary to continue POWERx operations. Under the sale agreement to MedSmart, the Company received $30,000 and will receive another $30,000 per quarter for four quarters beginning January 15, 2000 in certain minimum payments and, in addition, has retained a right to certain revenues from the sale of POWERx cards.


              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 1999

NOTE 4 - GOING CONCERN (Continued)

       Upon the sale of each new POWERx card (a "New Card") first sold by MedSmart, MedSmart shall pay to the Company 10% of the net revenue earned. However, MedSmart shall have the option to elect to pay a one-time fee of $2.50 with respect to the sale of the New Card, and in such an event, no further fees would be payable with respect to the New Card until it becomes a Renewal Card as defined below.

       Upon the sale of each renewal POWERx card (a "Renewal Card"), MedSmart shall pay the Company 4% of the net revenue earned. However, MedSmart shall have the option to elect a one-time fee of $1.00 with respect to the sale of the Renewal Card, and, in such an event, no further fees would be payable with respect to the Renewal Card until it is again renewed.

       In the event MedSmart does not elect to pay the one-time fee for New Cards or Renewal Cards which are outstanding at the beginning of a Calender Quarter, MedSmart will be obligated to pay the Company an amount equal to 10% and 4%, respectively, of the net revenues earned with respect to such card during the calendar quarter.

       If MedSmart is successful in the development, marketing and sale of POWERx cards and related products, the revenue stream received by the Company could exceed $400,000 per year. However, POWERx is still in development and there is no guarantee that such eventuality will occur.

       After confirmation of the plan and cash flow has stabilized, the Company intends: (1) to return to the business of selling new medical equipment and supplies, both domestically and overseas, to private and governmental buyers; (2) to develop and market new technologies, including several promising new medical technologies with substantial U.S. and worldwide markets; and (3) to develop specialized health insurance products. Management expects that it will require up to three years or more for these new business activities to generate an operating profit. The Company may elect to achieve some of these objectives by merger or acquisition. The Company will consider acquiring other companies, on a selective basis, if they are profitable, have competent management in place, and have significant potential for profitability.

NOTE  5 - COMMITMENTS AND CONTINGENCIES

       Through its negotiations with co-Plan Proponents, the Company has negotiated an arrangement whereby approximately $2,800,000 in new tangible assets will be infused into the Company that generate positive cash flows to fund new investments by the reorganized Company. The tangible assets consist of cash (approximately $1,705,000 after estimated allowed deductions) and real estate (a Houston office complex valued at $1,046,000). Because the co-Proponents are not retaining a lien on the assets of the Company, these assets would also be available to pay unsecured creditors in the event of liquidation of the Company. In exchange for such new capital infusion, the co-Plan Proponents will receive newly issued stock consisting approximately 73% of the outstanding equity capital ownership of the reorganized Company. At the date of this audit report, no agreement has been finalized.


              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

       The Company leases its office facility under a noncancelable operating lease which expired in January 2000. Currently, the Company leases office space from a related party on a month-to-month basis.

       Rent expense amounted to $99,424 and $128,209 for the years ended December 31, 1999 and 1998, respectively.

       The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $352,000 for the year ended December 31, 1999. At December 31, 1999, total deferred income for these three individuals was $980,665. This amount is included in accrued expenses. During 1999, the President and Chief Executive Officer, Vice President and Vice President of Marketing left the Company in connection with the sale of its PowerX line, and these agreements were terminated.

       The Company settled certain litigation involving alleged improper use of a medical card benefit program. Under terms of the settlement, both parties agreed to dismiss the claims against each other, and agree to enter into a commission agreement whereby the Company pays a commission of 3.5% of sales, such commission to aggregate $400,000 over the life of the agreement; the Company will pay at a minimum, an annual commission of $30,000. At December 31, 1999, the settlement owed was $285,000 and has been classified as a prepetition liability.

       The Company issued shares to certain individuals in connection with a private placement. The Company has agreed to not dilute these shareholders below 5.3% of the outstanding shares of the Company by allowing them to purchase the shares for the par value amount, until the Company raises $2,000,000 through a public offering of its common stock.

       The Company has agreed to repurchase stock issued to an individual in a private placement. The individual purchased 5,000 shares of the Company's common stock for $25,000. The Company has committed to repurchasing the stock for the same amount, contingent upon the success of future stock placements. Additionally, the Company received $25,000 from an individual. A judgment has been issued against the Company to repay the $25,000. This was completed in 1999.

       During 1995, several stock subscription agreements were canceled. Of the shares canceled, certificates representing 4,000,000 shares have not been returned to the Company, however, these certificates are legended so that they cannot be traded.


              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 1999

NOTE  6 - PREFERRED STOCK

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


NOTE 7  - OPTIONS AND WARRANTS

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
                                      Bowers      Folts    Bathcrest    Total

       6/6/95    @ $0.17  6/6/2010   2,000,000    500,000    500,000   3,000,000
       4/30/96   @ $0.17  4/30/2011  2,000,000    500,000    500,000   3,000,000
       2/20/98   @ $0.07  2/20/2013  2,800,000  1,000,000  1,000,000   4,800,000

                                                                      10,800,000

NOTE 8 - REORGANIZATION ITEMS

       Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operating realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost, and the current intention that they will be realized as a going concern and in the normal course of business. A plan of reorganization could materially change the amounts currently disclosed in the financial statements.


Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

       Not applicable.

                             PART III

ITEM 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act

       The director and executive officers of the Company and their ages are as follows:

             Name                       Age            Position
       James R. Kennard . . . . . . .    64    Chief Executive Officer and
                                               Director
       Eugene M. Rothchild. . . . . .    68    President and Director
       R. Dennis Bowers, Ph.D.  . . .    58    Director
       Roger H. Folts . . . . . . . .    61    Secretary/Treasurer and
                                               Chief Financial Officer

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

    The business experience of each of the persons listed above during the past five years is as follows:

    James R. Kennard became a director of the Company in 1999 and was appointed Chief Executive Officer on January 17, 2000. Mr. Kennard has over forty years of business experience in the aerospace, computer and medical equipment industries. He retired in 1988 from Transicoil, Inc., where he was C.O.B, C.E.O and President. Since his retirement, Mr. Kennard been active in business planning and consulting projects. He is presently the majority shareholder and President of Fore Seasons Golf, Inc., a golf practice facility in Pennsylvania. He received his initial education with General Electric's Apprentice Toolmaker program, affiliated with Purdue University, in the 1950's and continued with a four year manufacturing management program and advanced manufacturing management program, also with General Electric.
Mr. Kennard has also completed a series of programs with the American Management Association and has completed the "Presidents Course" as a member of their President's Association in 1985.

    Eugene M. Rothchild became a director of the Company in July 1999 and was appointed and was named President of the Company on January 17, 2000. Mr. Rothchild received a BBA Degree from the University of Cincinnati in 1954 and earned his Juris Doctor degree from the University of Cincinnati, College of Law, in 1956.
Mr. Rothchild served as a U.S. Air Force Judge Advocate on active duty from 1958 to 1960 and was an attorney for the National Labor Relations Board from 1964 to 1969. From 1969 to the present, he has practiced law in the Cincinnati, Ohio area specializing in estate, business and negligence law.

    R. Dennis Bowers, Ph.D., was President and Chief Executive Officer of the Company from March 1993 to January 2000. Dr. Bowers was the founder of NHSC-Pennsylvania in 1989 and since that date has been involved in developing the business of NHSC-Pennsylvania and now the Company. Also, from 1985 to the present, Dr. Bowers has been the President and majority stockholder of Horizon Development Group, Inc., a marketing company located in southeastern Pennsylvania and which has entered into certain marketing contracts with the Company. From 1983 to 1984, Dr. Bowers was President and C.E.O of The Phoenix Companies, Inc., a Pennsylvania corporation that developed certain software and information systems for Mid-Atlantic Health Information Corporation. From 1976 to 1983, Dr. Bowers was the group director of the health care services division of IMS America, Ltd., a market research and health care research firm located in Ambler, Pennsylvania. From 1973 to 1976, Dr. Bowers was President of Adapt, Inc., a medical and mental health service provider located in Des Moines, Iowa. Dr. Bowers earned a B.S. Degree in journalism from the University of Kansas in 1964, a Masters Degree in Divinity from Drew University in 1967, and a Ph.D in Organizational Development from Boston University in 1977.

    Roger H. Folts has been the Company's Chief Financial Officer and Treasurer since March 1993, was appointed corporate Secretary in January 2000. He also served as a director until 1998. Mr. Folts first joined NHSC-Pennsylvania at its inception in 1989 and has served as Vice President and Chief Financial Officer since November, 1991. Also from 1989 to the present, Mr. Folts has been an adjunct professor at the Philadelphia College of Textiles and Science teaching business policy and marketing courses. From 1990 to 1992, Mr. Folts was the owner and operator of Delval Recharge, Inc., located in Southhampton, Pennsylvania, a company involved in servicing laser printers and copiers, and from 1987 to 1990, Mr. Folts operated Roger H. Folts & Associates, which presented management seminars and which was located in Southhampton, Pennsylvania. Mr. Folts earned a B.A. Degree in mathematics from Harvard University in 1960, and a M.B.A. from the University of Chicago in 1966.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

    The following table sets forth a summary of all cash and non-cash compensation actually paid (and not deferred) by the Company for services rendered to the Company for the years ended
December 31, 1997, 1998 and 1999 with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                    Summary Compensation Table

                                                           Other      All
                                                           Annual    Other
Name and                                                   Compen-  Compen-
Principal Position               Year     Salary   Bonus   sation   sation
R. Dennis Bowers,                1997    $81,033  $ -0-    $1,779   $ -0-
 President, C.E.O.               1998     85,800    -0-     2,163     -0-
                                 1999     74,096    -0-     3,750     -0-
Employment Agreements

     In accordance with the Join Plan of Reorganization filed by the Company in conjunction with its bankruptcy, all employment agreements have been canceled.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best knowledge of the Company as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.


  Name and Address                  Amount and Nature of         Percent
of Beneficial Owner                Beneficial Ownership(1)      of Class(2)
James R. Kennard*                          75,380                   0.1%
  1053 Buckeye Lane
  Greentown, PA 18426
Eugene M. Rothchild*                      835,000(3)                1.4%
  14 Woodcreek Drive
  Cincinnati, OH 45241
R. Dennis Bowers, Ph.D.*                8,731,600(4)               14.6%
  P.O. Box 94
  Lahaska, PA 18966
Roger H. Folts*                         2,253,500(5)                3.7%
  19 Foxcroft Drive
  Doylestown, PA 18901
Barton Peck/Rose Peck Trust             6,460,043                  10.8%
  7746 North Berwyn Avenue
  Glendale, WI 53209
Joseph Hirschberg                       5,190,000                   8.7%
  10110 N. Lee Court
  Mequon, WI 53092
All directors and executive            11,895,480(6)               17.4%
  officers as a group
  (4 persons in group)
    *     Director and/or executive officer

      Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) Share amounts include, where indicated, Common Stock issuable upon the exercise of certain stock options held by the Company's directors and executive officers at the exercise prices of $.07 and $.17 per share which are exercisable within sixty days.
(2) Based upon 59,634,062 shares of Common Stock outstanding on December 31, 1999, but does not include shares of Common Stock issuable upon conversion of Preferred Stock. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 1999 and assumes the exercise of certain stock options held by such person (but not by anyone else) exercisable within sixty days.
(3) Includes 60,000 shares held indirectly in an IRA custodial account for Mr. Rothchild's wife.
(4) Includes 45,000 shares in each of the following names; Nelda
    S. Bowers, wife of Dr. Bowers, and their children, C. Devon Bowers, Sarah G. Bowers and K. Shanon Bowers. Also includes 6,800,000 shares which may be acquired by Mr. Bowers pursuant to the exercise of certain stock options.


(5) Includes 3,000 shares owned by Barbara Folts, wife of Roger Folts, but does not include 10,000 shares owned by Mr. Folts' two adult children and their spouses as to which Mr. Folts
    disclaims any beneficial ownership.   Also includes 2,000,000
    shares which may be acquired by Mr. Folts pursuant to the exercise of certain stock options.
(6) Includes 8,800,000 shares which may be acquired by the directors and executive officers pursuant to exercise of certain stock options.

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

    In October 1999, the Company sold to MedSmart Healthcare Network, Inc., the assets of the Company which related to the PowerX Medical Benefits Network for $150,000. The Company received $30,000 on the date the agreement was signed and is to receive four quarterly payments of $30,000 each, commencing January 15, 2000. The amounts are non-interest bearing and an interest rate has not been imputed because of the short-term nature of the receivable. The Company's former President and current director, subsequently became employed by MedSmart.

    In May 1999, R.D. Bowers Associates, a company solely owned and controlled by Mr. Bowers, transferred to the Company ownership of an exclusive licensing agreement between R.D. Bowers Associates and Longport Technologies. In July 1999, following the Company's filing for Chapter 11, funds were no longer available to continue the licensing agreement and it was allowed to lapse. The Company has no further involvement with either Longport Technologies or R.D. Bowers Associates.

    During 1999, Mr. Bowers exercised certain stock purchase options to acquire 1,200,000 shares of the Company's common stock. The options were exercisable at $.07 per share and the Company realized total proceeds of $84,000, which was used for working capital.



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

(b) No report on Form 8-K was filed for the three month period ended December 31, 1999.



                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NATIONAL HEALTH & SAFETY CORPORATION



                                       BY: /S/ Eugene M. Rothchild
                                             Eugene Rothchild,
                                              President

Dated:  April 14, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


                         President and Director    April 14, 2000
 /S/ Eugene M. Rothchild
    Eugene Rothchild


                         Chief Executive Officer   April 14, 2000
 /S/ James R. Kennard         and Director
    James R. Kennard


                         Secretary/Treasurer       April 14, 2000
 /S/  Roger H. Folts     and Chief Financial Officer
    Roger H. Folts       (Principal Accounting Officer)


                                                   April 14, 2000
 /S/  R. Dennis Bowers   Director
    R. Dennis Bowers