Form 10QSB
period 2000-03-31
NATIONAL HEALTH & SAFETY CORP
filed 2000-05-16
CIK 901899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2000

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                 Commission File Number  0-24778

               NATIONAL HEALTH & SAFETY CORPORATION
(Exact name of small business issuer as specified in its charter)

            Utah                              87-0505222
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

    120 GIBRALTAR ROAD, SUITE 107, HORSHAM, PENNSYLVANIA 19044
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (215) 682-7114

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class           Outstanding as of March 31, 2000

Common Stock, $.001 par value           58,803,716


                        TABLE OF CONTENTS

Heading                                                    Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .         3

          Independent Accountant's review Report . . . . . . . . .         4

          Balance Sheets -- March 31, 2000 and December 31, 1999. .        5

          Statements of Operations -- three months ended
            March 31, 2000 . . . . . . . . . . . . . . . . . . . .         6

          Statements of Stockholders' Deficiencies . . . . . . . .         7

          Statements of Cash Flows -- three months ended
            March 31, 2000 . . . . . . . . . . . . . . . . . . . .         8

          Notes to Financial Statements  . . . . . . . . . . . . .        10

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . . .      17

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        20

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        21

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        21

Item 4.   Submission of Matters to a Vote of Securities Holders . .       21

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        21

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        22

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        23



                              PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by the Company.















               NATIONAL HEALTH & SAFETY CORPORATION


                       FINANCIAL STATEMENTS

         March 31, 2000 (Unaudited) and December 31, 1999








             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
National Health & Safety Corporation
Warminster, Pennsylvania

We have reviewed the accompanying balance sheet of National Health & Safety Corporation as of March 31, 2000 and the related statements of operations, stockholders' (deficiency) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of National Health & Safety Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 18, 2000, we expressed an unqualified opinion on those consolidated financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 9, 2000



              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                                      March 31,     December 31,
                                                         2000           1999
CURRENT ASSETS

 Cash                                               $     8,722    $     3,145
 Accounts receivable, net of allowance for doubtful
  accounts of $8,200 (Note 1)                            24,630         24,472
 Note receivable - related party (Note 3)                90,000        120,000

  Total Current Assets                                  123,352        147,617

OTHER ASSETS

 Restricted cash (Note 2)                                45,848         50,904

  Total Other Assets                                     45,848         50,904

  TOTAL ASSETS                                      $   169,200    $   198,521

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

 Accounts payable and accrued expenses -
  post petition                                     $   147,132    $   141,918
 Post petition notes payable - related
  party (Note 4)                                        233,200        221,200
 Prepetition accruals (Note 5)                        4,385,751      4,385,751

  Total Current Liabilities                           4,766,083      4,748,869

STOCKHOLDERS' DEFICIENCY

 Preferred stock; $0.001 par value; 5,000,000 shares
   authorized; 14,363 shares issued and outstanding          14             14
 Common stock; $0.001 par value, 100,000,000 shares
  authorized; 58,803,716 and 59,634,062 shares issued
  and outstanding, respectively                          58,804         59,634
 Additional paid-in capital                           9,482,308      9,564,513
 Accumulated deficit                                (11,975,773)   (11,975,773)
 Deficit accumulated during the development stage    (2,162,236)    (2,198,736)

  Total Stockholders' Deficiency                     (4,596,883)    (4,550,348)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                      $    169,200   $    198,521


              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                    Statements of Operations

                                                                  From the
                                                              Inception of the
                                                                 Development
                                                                   Stage on
                                                                  January 1,
                                        For the Three Months     1999 Through
                                              March 31,            March 31,
                                          2000        1999            2000

REVENUE

 Sales - operations                  $    3,504   $   24,275   $   83,8447

  Total Revenue                           3,504       24,275        83,844

COST OF SALES                               185        7,430        41,230

Gross Profit                              3,319       16,845        42,614

EXPENSES

 Rent                                      -          35,930        99,424
 Depreciation and amortization             -             693         2,078
 General and administrative              45,282      314,642     2,286,519

  Total Expenses                         45,282      351,265     2,388,021

LOSS FROM OPERATIONS                    (41,963)    (334,420)   (2,345,407)

OTHER INCOME (EXPENSE)

 Gain on sale of assets                    -            -          142,697
 Cancellation of common stock            83,035         -           83,035
 Bad debt expense                          -            -           (2,388)
 Interest expense                        (4,572)     (19,507)      (40,173)

  Total Other Income (Expense)           78,463      (19,507)      183,171

NET INCOME (LOSS)                    $   36,500   $ (353,927)  $(2,162,236)

BASIC INCOME (LOSS) PER SHARE        $     0.00   $    (0.01)



              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
             Statements of Stockholders' Deficiency

                                            Additional    Stock
                         Preferred   Common   Paid-in Subscriptions Accumulated
                            Stock    Stock    Capital   Receivable    Deficit

Balance, December 31, 1997    14  $  34,241 $ 7,392,394 $ (700,000) $(9,407,439)

Issuance of common stock in
 payment of debt               -      4,960     440,040       -            -

Issuance of common stock for
 services rendered             -      1,195     202,305       -            -

Issuance of common stock
 for cash                      -     12,059     952,448       -            -

Cancellation of stock
 subscription receivable       -       -       (474,500)   700,000         -

Net (loss) for the year
 ended December 31, 1998       -       -           -          -      (2,568,334)

Balance, December 31, 1998    14     52,455   8,512,687       -     (11,975,773)

Issuance of common stock
 in payment of debt            -      3,095     211,905       -            -

Issuance of common stock
 for services rendered         -      1,640     220,165       -            -

Issuance of common stock
 for cash                      -      2,444     199,756       -            -

Options issued below market
 price                         -       -        420,000       -            -

Net loss for the year ended
 December 31, 1999             -       -           -          -      (2,198,736)

Balance, December 31, 1999    14     59,634   9,564,513       -     (14,174,509)

Cancellation of common stock   -       (830)    (82,205)      -            -

Net income for the three
 months ended March 31,
 2000                          -       -           -          -          36,500

Balances, March 31, 2000      14  $  58,804  $9,482,308  $    -    $(14,138,009)



                  NATIONAL HEALTH & SAFETY CORPORATION
                     (A Development Stage Company)
                        Statements of Cash Flows

                                                                     From the
                                                                Inception of the
                                                                   Development
                                                                     Stage on
                                                                     January 1,
                                       For the Three Months Ended   1999 Through
                                                   March 31,          March 31,
                                                2000      1999           2000

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                             $ 36,500  $(353,927) $(2,162,236)
 Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
   Depreciation and amortization                   -           693        2,078
   Expenses paid with common stock              (83,035)    54,254      558,770
   Gain on sale of assets                          -          -        (142,697)
 Changes in operating assets and liabilities:
   (Increase) decrease in restricted cash         5,056       -         (45,848)
   (Increase) decrease in accounts receivable      (158)     4,720        6,227
   (Increase) decrease in royalties receivable     -        41,000       41,000
   Decrease in deposits                            -          -           9,298
   Increase (decrease) in accounts payable        5,214     54,443      139,005
   Increase (decrease) in accrued expenses         -       182,060      865,476

    Net Cash (Used) by Operating Activities     (36,423)   (16,757)    (728,927)

CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from sale of assets                    30,000       -          60,000

    Net Cash Provided by Investing Activities    30,000       -          60,000

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from loans payable, stockholder          -          -          48,000
 Proceeds from notes payable - related party     12,000     40,000      481,113
 Repayment of loans payable                        -      (106,705)     (57,000)
 Proceeds from issuance of common stock            -       130,750      202,200

    Net Cash Provided by Financing Activities    12,000     64,045      674,313

INCREASE (DECREASE) IN CASH                       5,577     47,288        5,386

NET CASH, BEGINNING OF PERIOD                     3,145      3,336        3,336

NET CASH, END OF PERIOD                        $  8,722   $ 50,624   $    8,722



                  NATIONAL HEALTH & SAFETY CORPORATION
                     (A Development Stage Company)
                  Statements of Cash Flows (Continued)


                                                                     From the
                                                                Inception of the
                                                                     Development
                                                                       Stage on
                                                                      January 1,
                                       For the Three Months Ended 1999   Through
                                                     March 31,         March 31,
                                                 2000         1999        2000

CASH PAID DURING THE YEAR FOR:

 Interest                                    $   4,572   $   4,374   $  21,169
 Income taxes                                $    -      $    -      $    -

NON-CASH FINANCING ACTIVITIES:

 Issuance of common stock in payment of debt $    -      $    -      $  215,000
 Issuance of common stock for services       $    -      $    -      $  221,805
 Options issued below market value           $    -      $    -      $  420,000
 Cancellation of common stock                $ (83,035)  $    -      $  (83,035)



              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                  Notes to Financial Statements
                      March 31, 2000 and 1999

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


             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                  Notes to Financial Statements
                     March 31, 2000 and 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures  7 years
                 Office equipment        7 years
                 Computers               5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $-0- and $693 for the 3 months ended March 31, 2000 and 1999, respectively. All of the property and equipment was sold in July 1999 (Note 3).

       d. Basic Income (Loss) per Share of Common Stock

                                      For the Three Months Ended
                                             March 31, 2000
                             Income (Loss)       Shares     Per Share
                               (Numerator)   (Denominator)    Amount

       Net income (loss)       $   36,500      58,218,889    $   0.00

                                      For the Three Months Ended
                                             March 31, 1999
                                   Loss         Shares      Per Share
                               (Numerator)   (Denominator)    Amount

       Net loss                $ (353,927)     53,002,978    $  (0.01)

       Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.



             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                  Notes to Financial Statements
                     March 31, 2000 and 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.   Provision for Taxes

       At March 31, 2000, the Company had net operating loss carryforwards of approximately $10,700,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       g.  Reclassification

       Certain March 31, 1999 balances have been reclassified to conform with the March 31, 2000 financial statement presentation.

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

NOTE  2 - RESTRICTED CASH

       Pursuant to the bankruptcy proceedings, the Company has three cash accounts which have been attached by creditors or allocated for certain debt payments totaling $45,848 at March 31, 2000. This cash is being presented as restricted cash because the Company does not have full access to these three accounts.


              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
                    March 31, 2000 and 1999

NOTE  3 - NOTE RECEIVABLE - RELATED PARTY

       In October 1999, the Company sold the assets of the Company which related to the PowerX Medical Benefits Network for $150,000. This sale resulted in a gain on the sale of
       assets of $142,697.   The Company has received $60,000
       pursuant to the agreement. The amounts are non-interest bearing and an interest rate has not been imputed because of the short-term nature of the receivable.

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

       Pursuant to bankruptcy court approval, the Company's POWERx line was sold to MedSmart on October 1, 1999. The costs of the necessary overhead and costs of ongoing POWERx operations have been assumed by MedSmart, including the personnel costs necessary to continue POWERx operations. Under the sale agreement to MedSmart, the Company received $30,000 upon signing and has received another $30,000 for the first quarter of four quarters beginning January 15, 2000 in certain minimum payments and, in addition, has retained a right to certain revenues from the sale of POWERx cards.

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


              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
                    March 31, 2000 and 1999

NOTE 4 - GOING CONCERN (Continued)

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

       The Company has entered into a five year employment agreement with its president and chief executive officer, and five year employment agreements with its vice-president and chief financial officer and its vice-president of marketing. Under the terms of the agreements, the Company will pay minimum annual compensation of $352,000 for the year ended December 31, 1999. At December 31, 1999, total deferred income for these three individuals was $980,665. This amount is included in prepetition liabilities. During 1999, the President and Chief Executive Officer and the Vice President of Marketing left the Company in connection with the sale of its PowerX line, and these agreements were terminated.

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



              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
                    March 31, 2000 and 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

       The Company issued shares to certain individuals in connection with a private placement. The Company has agreed to not dilute these shareholders below 5.3% of the outstanding shares of the Company by allowing them to purchase the shares for the par value amount, until the Company raises $2,000,000 through a public offering of its common stock.

       The Company has agreed to repurchase stock issued to an individual in a private placement. The individual purchased 5,000 shares of the Company's common stock for $25,000. The Company has committed to repurchasing the stock for the same amount, contingent upon the success of future stock placements. Additionally, the Company received $25,000 from an individual. A judgment has been issued against the Company to repay the $25,000. This judgment was satisfied in 1999.

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



              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
                    March 31, 2000 and 1999

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



Item 2.   Management's Discussion and Analysis or Plan of Operation

     On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). The Company has filed a Disclosure Statement and a Joint Plan of Reorganization and, on May 5, 2000, filed an amendment to both. When the disclosure statement and plan, as amended, are approved by the Court, they will be submitted for vote to creditors, shareholders and interested parties and must ultimately be approved by the Bankruptcy Court.

Results of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month periods ended March 31, 2000 and 1999. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                       Three Months Ended
                                                            March 31,
                                                       2000           1999
                                                   (Unaudited)
     Sales . . . . . . . . . . . . . . . . . . . . .    100 %          100 %
     Cost of sales . . . . . . . . . . . . . . . . .      5             31
     Gross profit. . . . . . . . . . . . . . . . . .     95             69
     Operating expenses. . . . . . . . . . . . . . .   1292           1447
     (Loss) from operations. . . . . . . . . . . . .  (1197)         (1378)
     Other income (expenses) . . . . . . . . . . . .   2239            (80)
     Net income (loss) . . . . . . . . . . . . . . .   1042          (1458)


Results of Operations for the Three Months Ended March 31, 2000
and 1999

    Total revenue for the three months ended March 31, 2000
("first quarter of 2000") decreased 86% to $3,504 compared to $24,275 for the three months ended March 31, 1999 ("first quarter of 1999"). This decrease is primarily attributed to the sale of POWERX to MedSmart Healthcare Network, Inc. ("MedSmart"). The only POWERX sales currently recorded by the Company are monthly receipts for sales that were agreed to prior to October 1, 1999. All other POWERX sales are reflected in MedSmart financial statements. Accordingly, POWERX Card sales were $2,376 for the first quarter of 2000 compared to $20,128 for the corresponding 1999 period. The Company had minimal medical equipment sales during the first quarter of 2000. It is anticipated that the Company will realize only nominal revenues until such time as its reorganization is complete.

    Cost of sales (as a percentage of total revenues) decreased to 5% for the first quarter of 2000 from 31% for the first quarter of 1999. Actual cost of sales decreased 98% to $185 for the first quarter of 2000 compared to $7,430 for the 1999 period. The decrease is the result of the reduced marketing activity during the 2000 period due to the Company's reorganization.

    Operating expenses for the first quarter of 2000 decreased 87% to $45,282 from $351,265 for the first quarter of 1999. The decrease is primarily attributed to the nearly 100% decrease in consulting expenses due to reduced legal and accounting fees and the 100% decrease in marketing expenses reflecting the Company's reorganization. For this same period, salaries decreased 44% and benefits decreased nearly 100% due to personnel reductions. Deferred wages decreased 100% because all but one of the Company's employees are now employees of MedSmart.

    Interest expense for the first quarter of 2000 decreased 77% to $4,572 from $19,507 due to no new obligations or legal involvements requiring additional interest payments or accruals. The Company also recognized other income for the first quarter of 2000 of $83,035 from the cancellation of 83,085 shares of common stock. This occurred because the Board had previously approved the issuance of stock and later reversed that approval, resulting in an adjustment for the first quarter of 2000.

    The Company realized a net profit of $36,500 for the first quarter of 2000 compared to a net loss of $19,507 for the first quarter of 1999. The profit in the first quarter of 2000 is attributed to the Company's bankruptcy filing which led to significant decreases in operating expenses and the cancellation of the 83,085 shares of common stock referred to above.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at March 31, 2000 was a negative $4,642,731 compared to a negative $4,601,252 December 31, 1999. Net cash used in operating activities was $36,423 in the first quarter of 2000 compared to $16,757 in the corresponding 1999 period. This increase in net cash used was due primarily to the increase in expenses paid with common stock, and partially offset by the net income in 2000 compared to the 1999 net loss, and the elimination of accrued expenses in 2000. The Company realized cash of $30,000 in the first quarter of 2000 from the sale of assets, and also realized $12,000 from financing activities resulting from the proceeds from notes payable from related parties. In the first quarter of 1999, the Company realized net cash of $64,045 from financing activities resulting from proceeds from loans payables and the issuance of common stock. This was partially offset by the $106,705 repayment of loans payable during the 1999 period.

    The Company's ability to meet its working capital needs during the remainder of fiscal 2000 will depend primarily on the acceptance by the court of its reorganization plan. The continuation of the Company as a going concern is directly dependent upon acceptance of the plan and the ability to obtain additional future financing. If MedSmart is successful in the development, marketing and sale of POWERx cards and related products, the Company would receive a royalty from POWERx sales.

    At March 31, 2000, the Company had total assets of $169,200 and total stockholders deficiency of $4,596,883, compare to December 31, 1999 at which time the Company had total assets of $196,521 and total stockholders' deficiency of $4,550,348.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

    Year 2000 issues result from an industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through March 31, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue. As of March 31, 2000, the Company has not been made aware of, nor has it experienced, date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on us, the Company continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

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

    On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). The Company has filed a Disclosure Statement and a Joint Plan of Reorganization. On May 5, 2000, the Company filed an amendment to the plan for consideration by its creditors and shareholders and for ultimate approval by the Bankruptcy Court. In addition, on October 1, 1999 a motion was approved by the court to sell all of the assets relating to the POWERX card. Accordingly, all POWERX assets, support personnel and associated expenses were assigned to MedSmart.

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

    Under the agreement, MedSmart will pay a royalty to the Company for each POWERX related card sold or renewed. For the first twelve month period, a fee minimum of $150,000 will be paid to the Company, payable in monthly installments of $30,000. The first payment of $30,000 was paid to the Company on October 1, 1999, and subsequent payments of $30,000 each were made on January 15 and April 15, 2000. In the event the royalty exceed the minimum payment, the Company would receive the greater of the two. From October 1, 2000, all fees to the Company from MedSmart will be determined as a royalty to the Company on all POWERX card sales and other POWERX related revenues.

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

                  None




                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL HEALTH & SAFETY CORPORATION




Date:  May 15, 2000                    By   /S/ Eugene M. Rothchild
                                       Eugene M. Rothchild,
                                       President and Director



Date: May 15, 2000                     By  /S/ James R. Kennard
                                       James R. Kennard, Chief
                                       Executive Officer and
                                       Director



Date:  May 15, 2000                    By   /S/ Roger H.Folts
                                       ROGER H. FOLTS,
                                       Chief Financial Officer



Date: May 15, 2000                     By  /S/ R. Dennis Bowers
                                       R. Dennis Bowers, Director