Form 10QSB
period 2000-06-30
NATIONAL HEALTH & SAFETY CORP
filed 2000-08-16
CIK 901899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                Outstanding as of June 30, 2000

Common Stock, $.001 par value               58,803,716


                        TABLE OF CONTENTS

Heading                                                                 Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .        3

          Balance Sheets -- June 30, 2000 and
            December 31, 1999. . . . . . . . . . . . . . . . . . .        4

          Statements of Operations -- three months ended
            June 30, 2000 and 1999 . . . . . . . . . . . . . . . .        6

          Statements of Stockholders' Deficiencies . . . . . . . .        7

          Statements of Cash Flows -- three months ended
            June 30, 2000 and 1999 . . . . . . . . . . . . . . . .        8

          Notes to Financial Statements  . . . . . . . . . . . . .       10

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .       17

                    PART II. OTHER INFORMATION
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .       19

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .       20

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .       20

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .       20

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .       20

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .       21

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .       22


                              PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 2000, have been prepared by the Company.















               NATIONAL HEALTH & SAFETY CORPORATION


                       FINANCIAL STATEMENTS

         June 30. 2000 (Unaudited) and December 31, 1999














              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                                    June 30,     December 31,
                                                     2000           1999
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                              $    3,393    $    3,145
 Accounts receivable, net of allowance for
  doubtful accounts of $8,200 (Note 1)                 18,964        24,472
 Note receivable - related party (Note 3)              54,000       120,000

  Total Current Assets                                 76,357       147,617

OTHER ASSETS

 Restricted cash                                       14,211        50,904

  Total Other Assets                                   14,211        50,904

  TOTAL ASSETS                                     $   90,568    $  198,521



              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                   Balance Sheets (Continued)

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                   June 30,      December 31,
                                                     2000             1999
                                                  (Unaudited)

CURRENT LIABILITIES

 Accounts payable and accrued expenses -
   post-petition                                  $   163,937    $   141,918
 Post-petition - notes payable, related
   party (Note 4)                                     233,200        221,200
 Prepetition accruals (Note 5)                      4,344,951      4,385,751

  Total Current Liabilities                         4,742,088      4,748,869

STOCKHOLDERS' DEFICIENCY

 Preferred stock: $0.001 par value; 5,000,000 shares
  authorized; 14,363 shares issued and outstanding         14             14
 Common stock: $0.001 par value, 100,000,000 shares
  authorized; 58,803,716 and 52,454,994 shares
  issued and outstanding, respectively                 58,804         59,634
 Additional paid-in capital                         9,482,308      9,564,513
 Accumulated deficit                              (11,975,773)   (11,975,773)
 Deficit accumulated during the development stage  (2,216,873)    (2,198,736)

  Total Stockholders' Deficiency                   (4,651,520)    (4,550,348)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                     $    90,568    $   198,521


                  NATIONAL HEALTH & SAFETY CORPORATION
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)

                                                                    From the
                                                                Inception of the
                                                                    Development
                                                                     Stage on
                                For the              For the        January 1,
                           Three Months Ended   Six Months Ended   1999 Through
                                June 30,             June 30,         June 30,
                             2000      1999       2000     1999         2000


REVENUE

 Sales - operations        $   -     $ 24,687  $  3,504  $ 48,962    $   83,844

  Total Revenue                -       24,687     3,504    48,962        83,844

COST OF SALES                  -        7,173       185    14,603        41,230

GROSS PROFIT                   -       17,514     3,319    34,359        42,614

EXPENSES

 Rent                          -       35,930      -       71,860        99,424
 Depreciation and amortization -          693      -        1,386         2,078
 General and administrative  50,030   297,216    95,312   611,858     2,336,549

  Total Expenses             50,030   333,839    95,312   685,104     2,438,051

LOSS FROM OPERATIONS        (50,030) (316,325)  (91,993) (650,745)   (2,395,437)

OTHER INCOME (EXPENSE)

 Gain on sale of assets        -         -         -         -          142,697
 Cancellation of common stock  -         -       83,035      -           83,035
 Bad debt expense              -         -         -         -           (2,388)
 Interest expense            (4,607)   (6,631)   (9,179)  (26,138)      (44,780)

  Total Other Income
    (Expense)                (4,607)    (6,631)   73,856    26,138      178,564

NET LOSS                   $(54,637) $(322,956) $(18,137)$(676,883) $(2,216,873)

BASIC LOSS PER SHARE       $  (0.00) $   (0.01) $  (0.00) $  (0.02)


                  NATIONAL HEALTH & SAFETY CORPORATION
                      (A Development Stage Company)
                  Statements of Stockholders' Deficiency

                                            Additional    Stock
                         Preferred  Common    Paid-in  Subscriptions Accumulated
                             Stock   Stock    Capital   Receivable     Deficit

Balance, December 31, 1997    $ 14 $ 34,241  $7,392,394  $(700,000) $(9,407,439)

Issuance of common stock in
 payment of debt                -     4,960     440,040       -            -

Issuance of common stock for
 services rendered              -     1,195     202,305       -            -

Issuance of common stock
 for cash                       -    12,059     952,448       -            -

Cancellation of stock
 subscription receivable        -      -       (474,500)   700,000         -

Net (loss) for the year
 ended December 31, 1998        -      -           -          -      (2,568,334)

Balance, December 31, 1998      14   52,455   8,512,687       -     (11,975,773)

Issuance of common stock in
 payment of debt                -     3,095     211,905       -            -

Issuance of common stock for
 services rendered              -     1,640     220,165       -            -

Issuance of common stock for
 cash                           -     2,444     199,756       -            -

Options issued below market
 price                          -      -        420,000       -            -

Net loss for the year ended
 December 31, 1999              -      -           -          -      (2,198,736)

Balance, December 31, 1999      14   59,634   9,564,513       -     (14,174,509)

Cancellation of common stock
 (unaudited)                    -      (830)    (82,205)      -            -

Net loss for the six months
 ended June 30, 2000
 (unaudited)                    -      -           -          -         (18,137)

Balance, June 30, 2000
 (unaudited)                 $  14 $ 58,804 $ 9,482,308 $     -    $(14,192,646)


                  NATIONAL HEALTH & SAFETY CORPORATION
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)
                                                                    From the
                                                                Inception of the
                                                                  Development
                                                                    Stage on
                                 For the             For the        January 1,
                           Three Months Ended   Six Months Ended   1999 Through
                                 June 30,            June 30,        June 30,
                             2000       1999      2000      1999       2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                 $(54,637) $(322,956) $(18,137) $(676,883) $(2,216,873)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
  Expenses paid with
   common stock               -        30,000   (83,035)    84,254      558,770
  Depreciation and
   amortization               -           693      -         1,386        2,078
  Gain on sale of assets      -          -         -          -        (142,697)
 (Increase) decrease in:
  Restricted cash           31,637       -       36,693       -         (14,211)
  Accounts receivable        5,666      1,562     5,508      6,282       11,893
  Royalty receivables         -          -         -        41,000       41,000
 Increase (decrease) in:
  Deposits                    -          -         -          -           9,298
  Accounts payable          24,932      1,916    30,146     56,359      163,937
  Accrued expenses         (48,927)   (10,058)  (48,927)   172,002      816,549

   Net Cash Used by Operating
    Activities             (41,329)  (298,843)  (77,752)  (315,600)    (770,256)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Proceeds from sale
  of assets                 36,000       -       66,000       -          96,000

  Net Cash Provided by
   Investing Activities     36,000       -       66,000       -          96,000

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from loans payable,
  stockholder                 -          -         -        48,000       48,000
 Repayment of notes payable-
  related party               -       123,131    12,000    123,131      481,113
 Repayment of loan payable    -         8,000      -      (106,705)     (57,000)
 Issuance of common stock     -       141,480      -       272,230      202,200

   Net Cash Provided by
    Financing Activities      -       272,611      -       336,656      674,313

INCREASE (DECREASE) IN CASH (5,329)   (26,232)      248     21,056           57

CASH, BEGINNING OF PERIOD    8,722     50,624     3,145      3,336        3,336

CASH, END OF PERIOD        $ 3,393  $  24,392  $  3,393  $  24,392  $     3,393


                  NATIONAL HEALTH & SAFETY CORPORATION
                      (A Development Stage Company)
                  Statements of Cash Flows (Continued)
                               (Unaudited)
                                                                   From the
                                                               Inception of the
                                                                 Development
                                                                  Stage on
                              For the             For the         January 1,
                         Three Months Ended   Six Months Ended   1999 Through
                              June 30,            June 30,         June 30,
                           2000      1999     2000        1999       2000

SUPPLEMENTAL DISCLOSURE:

 Cash paid for interest
  during the period      $ 4,607   $ 6,631   $ 9,179   $  26,138   $ 25,776






             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
              June 30, 2000 and December 31, 1999

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

       b.  Accounts Receivable

       Accounts receivable are shown net of an allowance for doubtful accounts of $8,200 at June 30, 2000 and December 31, 1999. Bad debts are written off in the period in which they are deemed uncollectible. Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures  7 years
                 Office equipment        7 years
                 Computers               5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $-0- and $693 for the six months ended June 30, 2000 and 1999, respectively.


             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
              June 30, 2000 and December 31, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                     For the Three Months Ended
                                           June 30, 2000
                                   Loss        Shares       Per Share
                                (Numerator) (Denominator)     Amount

                               $  (54,637)    58,803,716    $  (0.00)


                                     For the Three Months Ended
                                           June 30, 1999
                                   Loss       Shares        Per Share
                                (Numerator) (Denominator)     Amount

                               $  (322,956)   54,250,000     $ (0.01)

                                       For the Six Months Ended
                                            June 30, 2000
                                    Loss       Shares        Per Share
                                (Numerator) (Denominator)      Amount
                               $   (18,137)   59,467,500     $  (0.00)

                                        For the Six Months Ended
                                             June 30, 1999
                                     Loss      Shares        Per Share
                                (Numerator) (Denominator)      Amount
                               $  (676,883)   56,045,000     $  (0.01)

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       f.   Provision for Taxes

       At June 30, 2000, the Company had net operating loss carryforwards of approximately $10,710,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.



             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
              June 30, 2000 and December 31, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       g.  Unaudited Financial Statements

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

       i.  Reclassification

       Certain June 30, 1999 balances have been reclassified to conform with the June 30, 2000 financial statement presentation.

       j.  Revenue Recognition

       The Company has not emerged from the reorganization and has not yet established operations. A revenue recognition policy will be established when planned principal operations commence.

       k.  Bankruptcy Accounting

       Since the Chapter 11 bankruptcy filing, the Company has applied the provisions in Statement of Portion (SOP) 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, it does require that the financial statements for period including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

NOTE  2 - RESTRICTED CASH

       Pursuant to the bankruptcy proceedings the Company has one cash account which have been attached by creditors or allocated for certain debt payments totaling $14,211 at June 30, 2000. This cash is being presented as restricted cash because the Company does not have full access to this account.


             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
              June 30, 2000 and December 31, 1999

NOTE  3 - NOTE RECEIVABLE - RELATED PARTY

       In October 1999, the Company sold the assets of the Company which related to the PowerX Medical Benefits Network for $150,000. This sale resulted in a gain on the sale of assets of $142,697. The Company has received $96,000 pursuant to the agreement. The amounts are non-interest bearing and an interest rate has not been imputed because of the short-term nature of the receivable.

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

       Pursuant to bankruptcy court approval, the Company's POWERx line was sold to MedSmart on October 1, 1999. The costs of the necessary overhead and costs of ongoing POWERx operations have been assumed by MedSmart, including the personnel costs necessary to continue POWERx operations. Under the sale agreement to MedSmart the Company received $30,000 upon signing and has received another $66,000 beginning January 15, 2000 in certain minimum payments and, in addition, has retained a right to certain revenues from the sale of POWERx cards.

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



              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
              June 30, 2000 and December 31, 1999

NOTE  4 - GOING CONCERN

       On July 19, 2000, a third amended joint plan of reorganization (the Plan) was submitted to the Court. A hearing is scheduled for August 21, 2000. Under the Plan, MedSmart will become a wholly-owned subsidiary of the Company. Another entity, known as KJE, will contribute $600,000 in cash to the Company to help pay for administrative claims and provide working capital for the reorganized Company's activities. In exchange, KJE and the shareholders of MedSmart will receive newly issued common stock of the reorganized Company and would collectively own approximately 70% of the reorganized Company.

       The shareholders of MedSmart will exchange their shares in MedSmart for 130,000,000 shares of the reorganized Company (approximately 52%) and MedSmart will become a wholly-owned subsidiary of the reorganized Company. The obligations of MedSmart under the Plan shall be contingent upon (i) the shareholders of MedSmart holding, as of the effective date, at least 51.5% of the common stock of the reorganized Company issued or subject to issue pursuant to any outstanding warrant or option to purchase new common stock of the reorganized Company and (ii) MedSmart's approval, in its sole discretion, of the stock exchange and related document(s).

       The Plan also provides that KJE will contribute, on the effective date, cash in the amount of $600,000 in exchange for 45,000,000 shares of the common stock of the reorganized Company (approximately 18%). The obligations of KJE under the Plan shall be contingent upon KJE holding, as of the effective date, at lease 17.5% of the option to purchase new common stock of the reorganized Company.

       After such consolidation, on a fully diluted basis, MedSmart will own approximately 52% of the reorganized Company, KJE will own approximately 18%, and the existing common shareholders will own approximately 25%. The unsecured creditors will hold preferred shares convertible into stock totaling approximately 5% of the common shares and the existing preferred shareholders will receive subordinate preferred shares convertible into common stock representing approximately 1% of the reorganized Company.

NOTE  5 - COMMITMENTS AND CONTINGENCIES

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


             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
              June 30, 2000 and December 31, 1999

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


              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
              June 30, 2000 and December 31, 1999

NOTE 7 - OPTIONS AND WARRANTS (Continued)

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

                                                                      10,800,000

NOTE 8 - REORGANIZATION ITEMS

       Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operating realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost, and the current intention that they will be realized as a going concern and in the normal course of business. A plan of reorganization could materially change the amounts currently disclosed in the financial statements.



Item 2.   Management's Discussion and Analysis or Plan of Operation

     On July 1, 1999, National Health & Safety Corporation (the "Company") voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). Subsequently, the Company filed a Disclosure Statement and a Joint Plan of Reorganization and, on July 19, 2000, filed the third amendment to the plan. The Court has scheduled a hearing to consider the plan on August 21, 2000. When the disclosure statement and plan, as amended, are approved by the Court, they will be submitted for approval to the Company's creditors, shareholders and interested parties and must ultimately be approved by the Bankruptcy Court.

Results of Operations

     Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

     Total revenues for the three and six month periods ended
June 30, 2000 ("second quarter" and "first half" of 2000, respectively) were $0 and $3,504, respectively, compared to $24,687 and $48,962 for the corresponding 1999 periods. The 2000 results reflect the reduced activity due to the Company's bankruptcy filing and pending plan of reorganization. The $3,504 in sales reported for the first six months of 2000 represent monthly receipts of POWERX sales received during the first quarter for those sales that were agreed to prior to October 1, 1999. The Company has sold POWERX to MedSmart Healthcare Network, Inc. ("MedSmart") and POWERX sales are now reflected in MedSmart's financial statements. The Company does not anticipate any material revenues until such time as its reorganization is complete.

     Cost of sales for the second quarter and first half of 2000 were $0 and $185, respectively, compared to $7,173 and $14,603 for the 1999 periods. The results reflect the reduced marketing activity during the 2000 periods due to the Company's reorganization.

     Operating expenses for the second quarter of 2000 decreased 85% to $50,030 from $333,839 for the second quarter of 1999. For the first six months of 2000, operating expenses decreased 86% to $95,312 from $685,104 for the 1999 period. The decreases represent the Company's curtailed operations and are primarily attributed to the 100% decrease in consulting expenses in 2000 due to reduced legal and accounting fees. Other decreases in expenses include
(i) the 100% decrease in marketing expenses for both the second quarter and first half of 2000, reflecting the Company's reorganization; (ii) the 86% and 77% decreases in salaries for second quarter and first half of 2000, respectively, due to the personnel reductions; and (iii) the 100 % decrease in deferred wages for both 2000 periods due to the shifting of all but one of the Company's employees to MedSmart. Further, rent expense decreased 100% for both 2000 periods due to the Company closing its facilities.

     The Company did recognize other income for the first half of 2000 of $83,035 from the cancellation of 83,085 shares of common stock. This occurred because the Board had previously approved the issuance of stock and later reversed that approval, resulting in an adjustment for the first quarter of 2000.

     The Company realized a net loss for the second quarter and first half of 2000 of $54,637 and $18,137, respectively, compared to a net loss of $322,956 and $2,216,873 for the comparable 1999 periods. The decrease in net loss for the 2000 periods is due to the Company's ceasing operations and reduction of associated expenses.

Liquidity and Capital Resources

     The Company's working capital needs have historically been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at June 30, 2000 was a negative $4,665,731 compared to a negative $4,601,252 December 31, 1999. Net cash used in operating activities for the second quarter and first half of 2000 was $ 41,329 and $77,752, respectively, compared to $298,843 and $315,600 in the same 1999 periods. This decrease in net cash used was due primarily to reduced net loss. The Company realized cash from the sale of assets of $36,000 and $66,000 for the second quarter and first half of 2000, respectively.

     The Company's ability to meet its working capital needs during the remainder of fiscal 2000 will depend primarily on the acceptance by the court of the Company's reorganization plan. The continuation of the Company as a going concern is directly dependent upon acceptance of the plan and the ability to obtain additional future financing. If MedSmart is successful in the development, marketing and sale of POWERx cards and related products, the Company would receive a royalty from POWERx sales.

     At June 30, 2000, the Company had total assets of $90,568 and total stockholders deficiency of $4,651,520, compare to total assets of $198,521 and total stockholders' deficiency of $4,550,348 at December 31, 1999.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

    Year 2000 issues result from an industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through June 30, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue. As of March 30, 2000, the Company has not been made aware of, nor has it experienced, date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on us, the Company continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

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

    On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). The Company has filed a Disclosure Statement and a Joint Plan of Reorganization. On July 19, 2000, the Company filed the third amendment to the plan for consideration by its creditors and shareholders and for ultimate approval by the Bankruptcy Court. The Court has set a hearing date of August 21, 2000 to consider the plan

    On October 1, 1999 a motion was approved by the Court to sell all of the assets relating to the POWERX card. Accordingly, all POWERX assets, support personnel and associated expenses were assigned to MedSmart.

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

    Under the agreement, MedSmart will pay a royalty to the Company for each POWERX related card sold or renewed. For the first twelve month period, a fee minimum of $150,000 will be paid to the Company, payable in monthly installments of $30,000. The first payment of $30,000 was paid to the Company on October 1, 1999, and subsequent payments of $30,000 each were made on January 15 and April 15, 2000, and $6,000 was paid on June 20, 2000, which was a prepayment of a portion of the July obligation. In the event the royalty exceeds the minimum payment, the Company would receive the greater of the two. From October 1, 2000, all fees to the Company from MedSmart will be determined as a royalty to the Company on all POWERX card sales and other POWERX related revenues.

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

    Upon making its bankruptcy filing and subsequent sale of the POWERX business to MedSmart, the Company has become primarily a holding company. All activities related to development of other products and services have been reduced or eliminated. The Company has a new management team and the possibility of new ownership, as proposed in the Joint Plan of Reorganization. Upon Court approval of the Joint Plan of Reorganization, for which there is no certainty, the plan calls for the infusion of $600,000 into the Company and for MedSmart and its POWERX assets to become a wholly owned subsidiary of the Company. See Note 4 to the financial statements.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

                  None





                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL HEALTH & SAFETY CORPORATION




Date:  August 15, 2000            By   /S/ Eugene M. Rothchild
                                       Eugene M. Rothchild,
                                       President and Director



Date:  August 15, 2000            By  /S/ James R. Kennard
                                       James R. Kennard, Chief
                                       Executive Officer and
                                       Director



Date:  August 15, 2000            By   /S/ Roger H.Folts
                                       ROGER H. FOLTS,
                                       Chief Financial Officer



Date:  August 15, 2000            By  /S/ R. Dennis Bowers
                                      R. Dennis Bowers, Director