Form 10QSB
period 2000-09-30
NATIONAL HEALTH & SAFETY CORP
filed 2000-11-14
CIK 901899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                Outstanding as of September 30, 2000

Common Stock, $.001 par value                  58,803,716



                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .         3

          Balance Sheets -- September 30, 2000 and
            December 31, 1999. . . . . . . . . . . . . . . . . . .         4

          Statements of Operations -- three months ended
            September 30, 2000 and 1999. . . . . . . . . . . . . .         6

          Statements of Stockholders' Deficiencies . . . . . . . .         7

          Statements of Cash Flows -- three months ended
            September 30, 2000 and 1999. . . . . . . . . . . . . .         8

          Notes to Financial Statements  . . . . . . . . . . . . .        10

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .        17

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        19

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        20

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        20

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .        20

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        20

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        21

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        22



                              PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 2000, have been prepared by the Company.















               NATIONAL HEALTH & SAFETY CORPORATION


                       FINANCIAL STATEMENTS

       September 30. 2000 (Unaudited) and December 31, 1999










              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                  September 30    December 31,
                                                      2000            1999
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                                $    849     $   3,145
 Accounts receivable, net of allowance for doubtful
  accounts of $8,200 (Note 1)                          18,998        24,472
 Note receivable - related party (Note 3)              30,000       120,000

  Total Current Assets                                 49,847       147,617

OTHER ASSETS

 Restricted cash                                       14,212        50,904

  Total Other Assets                                   14,212        50,904

  TOTAL ASSETS                                       $ 64,059     $ 198,521




              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                   Balance Sheets (Continued)


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                    September 30,   December 31,
                                                        2000            1999
                                                      (Unaudited)

CURRENT LIABILITIES

 Accounts payable and accrued expenses - post-petition $   170,500  $   141,918
 Post-petition - notes payable, related party (Note 4)     246,300      221,200
 Prepetition accruals (Note 5)                           4,344,952    4,385,751

  Total Current Liabilities                              4,761,752    4,748,869

STOCKHOLDERS' DEFICIENCY

 Preferred stock: $0.001 par value; 5,000,000 shares
  authorized; 14,363 shares issued and outstanding              14           14
 Common stock: $0.001 par value, 100,000,000 shares
  authorized; 58,803,716 and 52,454,994 shares
  issued and outstanding, respectively                      58,804       59,634
 Additional paid-in capital                              9,482,308    9,564,513
 Accumulated deficit                                   (11,975,773) (11,975,773)
 Deficit accumulated during the development stage       (2,263,046)  (2,198,736)

  Total Stockholders' Deficiency                        (4,697,693)  (4,550,348)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                          $    64,059  $   198,521




                  NATIONAL HEALTH & SAFETY CORPORATION
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)


                                                                    From the
                                                                Inception of the
                                                                    Development
                                                                     Stage on
                                 For the              For the        January 1,
                           Three Months Ended    Nine Months Ended  1999 Through
                              September 30,          September 30, September 30,
                              2000      1999        2000       1999       2000


REVENUE

 Sales - operations       $    900  $  27,882  $   4,404  $  76,844  $   84,744

  Total Revenue                900     27,882      4,404     76,844      84,744

COST OF SALES                 -         4,853        185     19,456      41,230

GROSS PROFIT                   900     23,029      4,219     57,388      43,514

EXPENSES

 Rent                         -          -          -          -         99,424
 Depreciation and
  amortization                -          -          -          -          2,078
 General and administrative 42,384    202,526    137,696    887,630   2,378,933

  Total Expenses            42,384    202,526    137,696    887,630   2,480,435

LOSS FROM OPERATION        (41,484)  (179,497)  (133,477)  (830,242) (2,436,921)

OTHER INCOME (EXPENSE)

 Gain on sale of assets       -          -          -          -        142,697
 Cancellation of common stock -          -        83,035       -         83,035
 Bad debt expense             -          -          -          -         (2,388)
 Interest expense           (4,689)    (4,696)   (13,868)   (30,834)    (49,469)

  Total Other Income
    (Expense)               (4,689)    (4,696)    69,167    (30,834)    173,875

NET LOSS                 $ (46,173) $(184,193) $ (64,310) $(861,076)$(2,263,046)

BASIC LOSS PER SHARE     $   (0.00) $   (0.00) $   (0.00) $   (0.02)






                  NATIONAL HEALTH & SAFETY CORPORATION
                      (A Development Stage Company)
                  Statements of Stockholders' Deficiency


                                              Additional    Stock
                          Preferred  Common    Paid-in Subscriptions Accumulated
                             Stock    Stock    Capital   Receivable    Deficit

Balance, December 31, 1997   $  14  $ 34,241  $7,392,394 $(700,000) $(9,407,439)

Issuance of common stock in
 payment of debt                -      4,960     440,040      -            -

Issuance of common stock for
 services rendered              -      1,195     202,305      -            -

Issuance of common stock
 for cash                       -     12,059     952,448      -            -

Cancellation of stock
 subscription receivable        -       -       (474,500)  700,000         -

Net (loss) for the year
 ended December 31, 1998        -       -           -         -      (2,568,334)

Balance, December 31, 1998      14    52,455   8,512,687      -     (11,975,773)

Issuance of common stock in
 payment of debt                -      3,095     211,905      -            -

Issuance of common stock for
 services rendered              -      1,640     220,165      -            -

Issuance of common stock for
 cash                           -      2,444     199,756      -            -

Options issued below market
 price                          -       -        420,000      -            -

Net loss for the year ended
 December 31, 1999              -       -           -         -      (2,198,736)

Balance, December 31, 1999      14    59,634   9,564,513      -     (14,174,509)

Cancellation of common stock
 (unaudited)                    -       (830)    (82,205)     -            -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                    -       -           -         -         (64,310)

Balance, September 30, 2000
 (unaudited)                 $  14  $ 58,804  $9,482,308  $   -    $(14,238,819)




                  NATIONAL HEALTH & SAFETY CORPORATION
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)
                                                                   From the
                                                               Inception of the
                                                                 Development
                                                                   Stage on
                                For the             For the        January 1,
                          Three Months Ended  Nine Months Ended   1999 Through
                             September 30,       September 30,    September 30,
                            2000       1999      2000      1999      2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss                 $(46,173) $(184,193) $ (64,310) $(861,076) $(2,263,046)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
 Expenses paid with
  common stock               -        30,000    (83,035)    84,254      558,770
 Depreciation and
  amortization               -           692       -         2,078        2,078
 Gain on sale of assets      -          -          -          -        (142,697)
(Increase) decrease in:
 Restricted cash               (1)      -        36,692       -         (14,212)
 Accounts receivable          (34)    (4,057)     5,474      2,225       11,859
 Royalty receivables         -          -          -        41,000       41,000
Increase (decrease) in:
 Deposits                    -          -          -          -           9,298
 Accounts payable         (15,177)  (346,747)    14,969   (290,388)     148,760
 Accrued expenses          21,741    536,909    (27,186)   708,911      838,290

  Net Cash Used by
   Operating Activities   (39,644)     2,604   (117,396)  (312,996)    (809,900)

CASH FLOWS FROM INVESTING
 ACTIVITIES

Proceeds from sale of
 assets                    24,000      -         90,000       -         120,000

 Net Cash Provided by
  Investing Activities     24,000      -         90,000       -         120,000

CASH FLOWS FROM FINANCING
 ACTIVITIES

Proceeds from loans payable,
 stockholder                 -         -           -        48,000       48,000
Repayment of notes payable   -
 related party             13,100      -         25,100    123,131      494,213
Repayment of loan payable    -       (3,362)       -      (110,067)     (57,000)
Issuance of common stock     -         -           -       272,230      202,200

Net Cash Provided by
 Financing Activities      13,100    (3,362)     25,100    333,294      687,413

INCREASE (DECREASE)
  IN CASH                  (2,544)     (758)     (2,296)    20,298       (2,487)

CASH, BEGINNING OF PERIOD   3,393    24,392       3,145      3,336        3,336

CASH, END OF PERIOD       $   849  $ 23,634  $      849  $  23,634  $       849




                  NATIONAL HEALTH & SAFETY CORPORATION
                      (A Development Stage Company)
                  Statements of Cash Flows (Continued)
                               (Unaudited)
                                                                   From the
                                                               Inception of the
                                                                  Development
                                                                    Stage on
                               For the              For the         January 1,
                          Three Months Ended   Nine Months Ended   1999 Through
                            September 30,         September 30,    September 30,
                           2000       1999       2000       1999        2000

SUPPLEMENTAL DISCLOSURE:

 Cash paid for interest
  during the period     $  4,689   $  4,696   $  13,868   $  30,834   $  30,465















             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 2000 and December 31, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

       a.  Nature of Organization

       The Company was incorporated on March 23, 1989. The
       Company's principal business activities consisted of providing medical cost containment services to both institutional and consumer markets. The Company performed on-going credit evaluations of its customers' financial condition and generally required no collateral.

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

       b.  Accounts Receivable

       Accounts receivable are shown net of an allowance for doubtful accounts of $8,200 at September 30, 2000 and December 31, 1999. Bad debts are written off in the period in which they are deemed uncollectible. Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

       c.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                 Furniture and fixtures  7 years
                 Office equipment        7 years
                 Computers               5 years

       Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $-0- and $-0- for the nine months ended September 30, 2000 and 1999, respectively.


             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 2000 and December 31, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                       For the Three Months Ended
                                            September 30, 2000
                                   Loss           Shares       Per Share
                               (Numerator)    (Denominator)     Amount

                               $  (46,173)      58,803,716   $   (0.00)


                                       For the Three Months Ended
                                           September 30, 1999
                                   Loss            Shares      Per Share
                               (Numerator)    (Denominator)      Amount

                               $ (184,193)      56,207,250   $    (0.01)


                                       For the Nine Months Ended
                                           September 30, 2000
                                   Loss           Shares       Per Share
                               (Numerator)    (Denominator)      Amount

                               $  (64,310)      58,803,716   $     (0.00)


                                        For the Nine Months Ended
                                            September 30, 1999
                                   Loss           Shares        Per Share
                                (Numerator)   (Denominator)       Amount

                               $  (861,076)     56,207,250   $     (0.02)

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       f.   Provision for Taxes

      At September 30, 2000, the Company had net operating loss carryforwards of approximately $10,770,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.



             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 2000 and December 31, 1999

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

       i.  Reclassification

       Certain September 30, 1999 balances have been reclassified to conform with the September 30, 2000 financial statement presentation.

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

NOTE  2 - RESTRICTED CASH

       Pursuant to the bankruptcy proceedings the Company has one cash account which have been attached by creditors or allocated for certain debt payments totaling $14,212 at September 30, 2000. This cash is being presented as restricted cash because the Company does not have full access to this account.



             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 2000 and December 31, 1999

NOTE  3 - NOTE RECEIVABLE - RELATED PARTY

       In October 1999, the Company sold the assets of the Company which related to the POWERX Medical Benefits Network for $150,000. This sale resulted in a gain on the sale of assets of $142,697. The Company has received $120,000 pursuant to the agreement. The amounts are non-interest bearing and an interest rate has not been imputed because of the short-term nature of the receivable.

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

       Pursuant to bankruptcy court approval, the Company's POWERx line was sold to MedSmart on October 1, 1999. The costs of the necessary overhead and costs of ongoing POWERx operations have been assumed by MedSmart, including the personnel costs necessary to continue POWERx operations. Under the sale agreement to MedSmart the Company received $30,000 upon signing and has received another $90,000 beginning January 15, 2000 in certain minimum payments and, in addition, has retained a right to certain revenues from the sale of POWERx cards.

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




              NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 2000 and December 31, 1999

NOTE  4 - GOING CONCERN (Continued)

       On August 21, 2000, a fourth amended joint plan of reorganization (the Plan) was submitted to the Court. A hearing is scheduled for November 6, 2000. Under the Plan, MedSmart will become a wholly-owned subsidiary of the Company. Another entity, known as KJE, will contribute $600,000 in cash to the Company to help pay for administrative claims and provide working capital for the reorganized Company's activities. In exchange, KJE and the shareholders of MedSmart will receive newly issued common stock of the reorganized Company and would collectively own approximately 70% of the reorganized Company.

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




             NATIONAL HEALTH & SAFETY CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
            September 30, 2000 and December 31, 1999

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


              NATIONAL HEALTH & SAFETY CORPORATION
                 Notes to Financial Statements
            September 30, 2000 and December 31, 1999

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








Item 2.   Management's Discussion and Analysis or Plan of Operation

     On July 1, 1999, National Health & Safety Corporation (the "Company") voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). Subsequently, the Company filed a Disclosure Statement and a Joint Plan of Reorganization and, on August 21, 2000, filed the fourth amendment to the plan. The Court held a hearing on November 6, 2000 to consider the plan and the plan was preliminarily approved by the court. When the disclosure statement and plan, as amended, are approved in full by the Court, they will be submitted for approval to the Company's creditors, shareholders and interested parties and must ultimately be approved by the Bankruptcy Court.

Results of Operations

          Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999

     Total revenues for the three and nine month periods ended September 30, 2000 ("third quarter" and "first nine months" of 2000, respectively) were $900 and $4,404, respectively, compared to $27,882 and $76,844 for the corresponding 1999 periods. The 2000 results reflect the reduced activity due to the Company's bankruptcy filing and pending plan of reorganization. The sales reported for the first nine months of 2000 primarily represent monthly receipts of POWERX sales received during the first quarter for those sales that were agreed to prior to October 1, 1999. The Company has sold POWERX to MedSmart Healthcare Network, Inc. ("MedSmart") and POWERX sales are now reflected in MedSmart's financial statements. The Company does not anticipate any material revenues until such time as its reorganization is complete.

     Cost of sales for the third quarter and first nine months of 2000 were $0 and $185, respectively, compared to $4,853 and $19,456 for the 1999 periods. The results reflect the reduced marketing activity during the 2000 periods due to the Company's reorganization.

     Operating expenses for the third quarter of 2000 decreased 79% to $42,384 from $202,526 for the third quarter of 1999. For the first nine months of 2000, operating expenses decreased 84% to $137,696 from $887,630 for the 1999 period. The decreases represent the Company's curtailed operations and are primarily attributed to the 100% decrease in consulting expenses in 2000 due to reduced legal and accounting fees. Other decreases in expenses include (i) the 100% decrease in marketing expenses for both the third quarter and first nine months of 2000, reflecting the Company's reorganization; and (ii) the 84% and 79% decreases in salaries for third quarter and first nine months of 2000, respectively, due to the personnel reductions.

     The Company did recognize other income for the first nine months of 2000 of $83,035 from the cancellation of 83,085 shares of common stock. This occurred because the Board had previously approved the issuance of stock and later reversed that approval, resulting in an adjustment for the first quarter of 2000.

     The Company realized a net loss for the third quarter and first nine months of 2000 of $46,173 and $64,310, respectively, compared to a net loss of $184,193 and $861,076 for the comparable 1999 periods. The decrease in net loss for the 2000 periods is due to the Company's ceasing operations and reduction of associated expenses.

                 Liquidity and Capital Resources

     The Company's working capital needs have historically been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at September 30, 2000 was a negative $4,771,905 compared to a negative $4,601,252 December 31, 1999. Net cash used in operating activities for the third quarter and first nine months of 2000 was $39,644 and $117,396, respectively, compared to $2,604 realized by operating activities in the third quarter of 1999 and $312,996 used in the first nine months of 1999. This decrease in net cash used was due primarily to reduced net loss. The Company realized cash from the sale of assets of $24,000 and $90,000 for the third quarter and first nine months of 2000, respectively.

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



     At September 30, 2000, the Company had total assets of $64,059 and total stockholders deficiency of $4,697,693, compared to total assets of $198,521 and total stockholders' deficiency of $4,550,348 at December 31, 1999.

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

    On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). The Company has filed a Disclosure Statement and a Joint Plan of Reorganization. On August 21, 2000, the Company filed the fourth amendment to the plan for consideration by its creditors and shareholders and for ultimate approval by the Bankruptcy Court. The Court held a hearing on November 6, 2000 to consider the plan and the plan was preliminarily approved by the court.

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

                                  NATIONAL HEALTH & SAFETY CORPORATION




Date:  November 14, 2000               By  /S/ James R. Kennard
                                           James R. Kennard, Chief
                                           Executive Officer and
                                           Director



Date:  November 14, 2000               By   /S/ Roger H.Folts
                                            ROGER H. FOLTS,
                                            Chief Financial Officer
                                            Principal Accounting Officer