Form 10-K
period 2000-12-31
NATIONAL HEALTH & SAFETY CORP
filed 2001-04-16
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2000 Commission File No. 0-24778

                   NATIONAL HEALTH & SAFETY CORPORATION
              (Name of small business issuer in its charter)

                 UTAH                               87-0505222
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)



                      3811 BEE CAVE ROAD, SUITE 210,
                            AUSTIN, TEXAS 78746
                 (Address of principal executive offices)
                  Issuer's telephone no.:  (512) 328-0433

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:
                                   None

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                 Common Stock, par value $0.001 per share
                             (Title of Class)

Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
                                   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:   $ 742

At March 30, 2001, there were 188,453,311 shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $11,309,199, based on the closing price on the OTC Bulletin Board on that day.

At March 30, 2001, a total of 236,850,021 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                             TABLE OF CONTENTS


PART I..........................................................3
ITEM 1.DESCRIPTION OF BUSINESS..................................3
  POWER{X} Medical Benefits Network.............................3
  Research and Development......................................5
  Marketing.....................................................5
  Competition...................................................5
  Government Regulation.........................................6
  Employees.....................................................6

ITEM 2. DESCRIPTION OF PROPERTY.................................6

ITEM 3. LEGAL PROCEEDINGS.......................................7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....7

PART II.........................................................7

ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS.........................7
  Dividend Policy...............................................9

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........9
  Recent Accounting Pronouncements..............................9
  Results of Operations for the Twelve Months Ended
    December 31, 2000, as Compared to the Twelve
    Months Ended December 31, 1999.............................10
  Net Operating Losses.........................................11
  Liquidity and Capital Resources..............................11
  Inflation....................................................11
  Risk Factors and Cautionary Statements.......................11

ITEM 7. FINANCIAL STATEMENTS...................................12

PART III.......................................................12

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT....................................12
  Compliance with Section 16(a) of the Exchange Act............13

ITEM 10. EXECUTIVE COMPENSATION................................13
  Employment Agreements........................................14
  Stock Option Grants and Exercises in 2000....................14
  Compensation of Directors....................................14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.................................14

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K..............15

SIGNATURES.....................................................17

FINANCIAL STATEMENTS..........................................F-1

                   NATIONAL HEALTH & SAFETY CORPORATION

PART I


ITEM 1.   DESCRIPTION OF BUSINESS

National Health & Safety Corporation (the "Company") since 1993 has been engaged in the business of providing health care products and services to the general public on a discount basis. The Company developed POWER{X} Medical Benefits Network ("POWER{X}"), which offers discounts on a wide array of medical and supplemental benefits for consumers. On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339).

On October 1, 1999, the bankruptcy court approved an Asset Purchase Agreement between the Company and MedSmart Healthcare Network, Inc. ("MedSmart"). Pursuant to this agreement, the Company transferred to MedSmart all of its POWER{X} related assets, including the POWER{X} name, all POWER{X} related contracts with provider networks and broker networks, all POWER{X} related expenses and all of the Company's personnel, with the exception of its Chief Financial Officer, Roger H. Folts. Under the agreement, MedSmart paid the Company a total of $150,000 in five installments for the assets, plus a royalty for each POWER{X} related card sold or renewed. MedSmart paid the Company an insignificant amount of royalties during 1999 and 2000.

The bankruptcy court confirmed the Company's Fourth Amended Joint Plan of Reorganization (the "Plan") on November 27, 2000. On January
22, 2001, the Plan was implemented, whereby the former shareholders of MedSmart Healthcare Network, Inc. ("MedSmart") exchanged all of their MedSmart stock for a majority of the outstanding common stock of the Company. This exchange, together with the contribution of $600,000 from new investors as part of the Plan, resulted in a change of control of the Company. When the Company acquired MedSmart as a wholly owned subsidiary under the Plan, it reacquired the POWER{X} related assets.

POWER{X} MEDICAL BENEFITS NETWORK

MedSmart has one operating division which offers discounts on a wide array of medical and supplemental benefits for consumers.
Through membership in POWER{X}, the Company makes available more than 200,000 different medical products, services and supplies at discounts up to 50% below retail. The POWER{X} Medical Benefits Network is fully operational and all of its products and services described herein are currently available. The majority of the Company's revenues are generated from sales of POWER{X} memberships and not through the use of the card.

POWER{X} members have available to them, at discount prices, the services of professional providers of medical services including hospitals, inpatient facilities, clinics and laboratories, physicians, pharmacies, dentists and chiropractors. The Company contracts directly with national preferred provider organization ("PPO") networks to provide access to medical services at discounts ranging from approximately 10% to 40%. PPOs are organizations that offer access to medical services and products to a specific group usually at a discounted rate through an established network of professional providers. The Company contracts with individual PPOs rather than directly with the individual healthcare providers. The services of the professional providers are included in the list of services available to POWER{X} members at a discounted rate under a specific plan. POWER{X} members select the particular providers they wish to use; however, the Company is not involved in the contact between the professional providers and its POWER{X} members except to provide the name of the providers in the list of member benefits.

The Company, through participating PPOs, has been able to procure access to the various services of the professional providers at discounted rates primarily based on anticipated volume increases which the individual provider could expect due to use by POWER{X} members. Typically, the professional provider will agree to provide services and related functions to members for specific identified discounts in reliance upon anticipated increased business from POWER{X} members.

Current POWER{X} professional services available include, but are not limited to, physicians, hospital, laboratory and radiology services, nursing home/extended care facility, audiology, chiropractic, dental, home nursing, orthodontic, ophthalmology and optometry, holistic health providers and a 24 hour nurse hotline. In addition to the various products and services available to POWER{X} members, the network also offers discounts on prescription drugs, either from local pharmacies or by mail order. In order to provide discount prescription drugs to POWER{X} members, the Company has entered into an agreement with a national network of retail pharmacies to provide low-cost and fast access to pharmaceutical medications. POWER{X} uses a prescription network, which represents national pharmacy chains as well as independent pharmacies. POWER{X} members requiring immediate prescriptions will be able to purchase needed medications in their local participating pharmacies at discount prices.

The Company also makes available to its POWER{X} members certain non-medical products and services including discounts on travel, hotels and motels, auto care, grocery coupons, and golf outings. These consumer product options are available in conjunction with any of the POWER{X} card programs for an additional fee. Although the Company is constantly seeking to expand the number and variety of programs and providers that are part of the POWER{X} network, there can be no assurance that the Company will retain any particular program or provider for any particular period of time. In the future, the Company may add or remove the programs that are available through the POWER{X} network and also increase or decrease the number of providers that participate in the POWER{X} network. Management believes that these possible changes are part of the normal evolution of the overall program.

POWER{X} is marketed primarily to institutions and organizations that will then market and distribute the POWER{X} benefit plans to employer groups, associations, and other affinity groups, as well as to individual consumers. The POWER{X} memberships are purchased either by individual consumers or by an employer group to offer as a benefit of employment. Typically, organizations will select the POWER{X} benefits that will best meet the needs of their membership or employee base, with the price of the package being determined by its components. POWER{X} benefits packages are either funded by the organization directly so that every eligible individual in the organization automatically becomes a POWER{X} member, or the organizations will offer POWER{X} memberships to their members and/or employees as an option for the individual to purchase the a POWER{X} card and pay the POWER{X} membership fee if they accept the offer. The Company's revenue for each POWER{X} program is based on a per member annual charge. Each POWER{X} membership covers everyone living in a household.

POWER{X} is designed to be a complementary supplement to most standard health insurance policies and corporate benefits packages. POWER{X} can be purchased as a stand-alone benefit, a low cost alternative to health insurance or to enhance the benefits of an existing health insurance policy by reducing a member's out-of-pocket medical expenses.

Currently, the Company has approximately 150 contracts with various organizations to provide access to POWER{X} benefits. Approximately 1,200 POWER{X} cards are presently in use.

POWER{X} is uniquely designed to enable each participating organization to make its own selection from among the various benefit programs offered by the Company, including both medical and supplemental (non-medical) benefits. This mechanism allows each organization to develop a customized benefits package that will best fit the needs of its members or employees.

RESEARCH AND DEVELOPMENT

The Company has previously conducted a test marketing campaign in various cities using actual POWER{X} cards and participating pharmacies, dentists, and other medical services providers. Data collected from these tests was used to design and develop the POWER{X} program currently being marketed by the Company. The Company did not expend any money in 2000 on development of its POWER{X} product.

MARKETING

The Company's overall marketing strategy is to promote and market POWER{X} to institutions and organizations that will then market and distribute the POWER{X} benefit plans to employer groups, associations, and other affinity groups, as well as to individual consumers. These institutions and organization would have the ability to private-label the POWER{X} card, which may allow them to deepen their relationship with their existing and potential employees, members or customers.

COMPETITION

The Company believes that the principal competitive factors in the discount medical benefits industry include the ability to identify, develop and offer innovative product and service programs, the quality and breadth of product and service programs offered, price and marketing expertise and the level and quality of customer service. In the managed healthcare industry today, there are numerous firms, including health maintenance organizations, preferred provider organizations, other discount medical and consumer discounters, large retailers, insurance companies and financial service institutions that offer discount membership programs and benefits which provide services similar to, or which directly compete, with those provided by the Company.

With the recent reorganization of Company, including a new management team, redefined corporate focus and strategy, an improved marketing and distribution model and assuming adequate capitalization, management of the Company believes it can effectively compete in the marketplace.

GOVERNMENT REGULATION

The Company's operation of the POWER{X} membership program requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations.

The Company currently monitors its security and quality controls to ensure that all of its marketing practices meet or exceed industry standards and all state and federal regulations. The Company only collects and maintains customer data that is required to administer its business activities, such as a customer's name, address and billing information and only public information is used for marketing and modeling purposes, such as demographic, neighborhood and lifestyle.

EMPLOYEES

On March 31, 2001, the Company had one full-time employee, its chief financial officer. Any new employees will be employed by MedSmart.

As of December 31, 2000, MedSmart employed five full-time employees. When the Plan was implemented in January 2001, a seven member management team replaced the MedSmart employees. Management presently anticipates hiring additional employees as the business warrants and as funds become available.


ITEM 2.   DESCRIPTION OF PROPERTY

During 2000, the Company shared leased office space with MedSmart in Horsham, Pennsylvania. The operating lease is in the name of MedSmart and obligates MedSmart through December 31, 2002. The lease is for a total of 2,045 square feet and the Company occupies less than 1,000 square feet.
The Company did not make any rental payments to MedSmart for the year ended December 31, 2000. Management anticipates that the Company will occupy these premises until such time as operations are centralized in Austin, Texas during the second quarter of 2001.

Upon implementation of the Plan, the Company's principal executive offices were relocated to 3811 Bee Cave Road, Suite 210, Austin, Texas 78746 (telephone number 512-328-0433).

ITEM 3.   LEGAL PROCEEDINGS

Except as otherwise set forth below, the Company is not a party to any new material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

On July 1, 1999, the Company voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339). The Company filed the Fourth Amended Disclosure Statement With Respect to Fourth Amended Joint Plan of Reorganization, dated August 21, 2000, and it was confirmed by the Bankruptcy Court on November 27, 2000. The Plan was implemented on January 22, 2001.

In January 1999, a writ of execution for money judgment in the amount of $361,034 was entered against the Company in Bucks County, Pennsylvania, to collect a judgment against the Company from the Supreme Court of the State of New York, County of Nassau, in the case titled Schwartz, Berger and Berger vs. National Health and Safety Corporation (# 99000212).
In the confirmed Plan, the judgment creditors were treated as unsecured creditors and received Common Stock and Warrants in complete satisfaction of their claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the Company's fiscal year ending December 31, 2000, the Company's creditors and Security Holders voted on the Plan that was ultimately confirmed by the Bankruptcy Court on November 27, 2000, and implemented on January 22, 2001. There were no other matters submitted to a vote by the Company's Security Holders during the year ended December 31, 2000.

PART II


ITEM 5.   MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "NHLT," and in the National Quotation Bureau, Inc. "pink sheets" under "National Health & Safety Corporation." Quotations on the Company's Common Stock set forth below do not constitute a reliable indication of the price that a holder of the Common Stock could expect to receive upon a sale of any particular quantity thereof.

No trading market exists or is expected to develop for the Company's issued and outstanding Preferred Shares.

The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1999 as reported by the OTC Bulletin Board. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

       1ST QUARTER     2ND QUARTER      3RD QUARTER      4TH QUARTER
       HIGH    LOW     HIGH    LOW      HIGH    LOW      HIGH    LOW
1999    .32    .15      .52    .12       .24    .06       .13    .05
2000    .32    .05      .15    .07       .26    .11       .17    .06

As of December 31, 2000 the Company had issued and outstanding 58,803,716 shares of Common Stock and there were approximately 449 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

At December 31, 2000, the Company had outstanding 14,363 shares of Preferred Stock. The Preferred Shares were exchanged for Series B Preferred Stock (described below) upon implementation of the Plan, effective January 22, 2001.

Pursuant to and effective upon implementation of the Plan, January 22, 2001, the Company authorized and issued certain new classes of securities as follows:

The Company authorized the issuance of 500,000,000 common shares, $.001 par value and the issuance of 50,000,000 shares of preferred stock, which may consist of one or more series. Cumulative voting of any shares of stock, whether common or preferred, shall be prohibited.

The Company authorized the issuance of 4,000,000 shares of Series A Preferred Stock, par value $.001("Series A"). At March 31, 2001, 1,595,264 Series A Preferred shares were issued and outstanding. Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series
A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

The Company authorized the issuance of 600,000 shares of Series B Preferred Stock, par value $.001 ("Series B"). At March 31, 2001, 600,000 Series B Preferred shares were issued and outstanding. Each Series B share has a $1.00 liquidation preference that is inferior to Series A but is preferred to Common Stock and all other series of stock ranking junior to Series B. Each share of Series B is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

The Company has Class A and Class B Warrants, which were issued to each holder of the Series A and Series B Preferred Stock. There are 4,000,000 Class A warrants authorized; 2,195,264 Class A warrants issued and outstanding that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized that entitle the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

When the Plan was implemented in January 2001, the Company received a cash infusion of $600,000 for payment of administrative claims associated with the Chapter 11 proceeding and for use as operating capital. This amount has proved inadequate to fund the Company's operations. Continued operation of the Company will require additional debt or equity funding to enable it to properly deploy POWER{X}. The Company's auditor's report contains a "going concern" qualification.

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

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000, AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1999

The following table sets forth, for the two most recent fiscal years ended December 31, 2000 and 1999, the percentage relationship to total revenues of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                      Years Ended December 31,
                                      2000               1999

Total revenues                        100%               100%
Costs of sales                         25%                51%
Operating expenses                  37660%              2916%
(Loss) from operations             (37585%)            (2867%)
Other income                         1292%               130%
Net (loss)                         (36293%)            (2737%)

Total revenue of $742 for the year ended December 31, 2000 ("2000") represents a 99% decrease from total revenue of $80,340 for year ended December 31, 1999 ("1999"). This entire decrease is primarily attributed to the decrease in POWER{X} sales in 2000 as a result of the POWERx sale to MedSmart in October 1999. For the most part, the Company had no other operating business during 2000. Cost of sales (as a percentage of total revenue) decreased from 51% for 1999 to 25% in 2000. This decrease in 2000 occurred because royalty income, unlike sales of medical supplies, had no cost of sales associated with it.

Operating expenses for 2000 decreased 88% when compared with the same period for 1999, primarily from the (88%) decrease in general and administrative expenses. This decrease was attributed to the substantial elimination of operations for the Company because of the bankruptcy and the Chief Financial Officer being the only employee. The Company shared offices with MedSmart and had no rent expense in 2000 due to the reduction of personnel, and the elimination of marketing and advertising expenses due to discontinuing sales activities.

Net other income in 2000 was $9,589 primarily from financial services provided to an outside customer. In 1999, the Company had net other income of $104,708 primarily from the $142,697 gain realized on the sale of Company assets.

NET OPERATING LOSSES

The Company has accumulated approximately $10,950,000 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.
The carry-forwards expire in the year 2018. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 because the Company believes the carryforward may expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at December 31, 2000 was a negative $4,896,888 compared to a negative $4,601,252 at December 31, 1999. Net cash used in operating activities was $156,220 in 2000 compared to $692,504 in 1999. This decrease in net cash used in 2000 was due primarily to the decrease in net loss. The Company also realized $154,550 from financing activities in 2000 compared to $662,313 in 1999. This decrease was primarily due to no proceeds from the issuance of common stock in 2000 and no proceeds from notes payable from related parties.

The Company's ability to meet its working capital needs and continuation as a going concern during fiscal 2001 will depend primarily on its ability to obtain additional future financing and successful implementation of MedSmart's marketing, distribution and sale of POWERx cards and related products.

As of December 31, 2000, the Company had total assets of $32,301 and total stockholders' deficiency of $4,902,676, compared to December 31, 1999 at which time the Company had total assets of $198,521 and total stockholders' deficiency of $4,550,348.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to continue as a viable concern post implementation of the Plan, the ability of the Company to obtain financing in order to implement its business plan and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 7.   FINANCIAL STATEMENTS

The Company's financial statements as of and for the fiscal years ended December 31, 2000 and 1999 have been examined to the extent indicated in their report by Sprouse & Winn, LLP and Jones, Jensen and Company, respectively, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to
Item 7 of this Form 10-KSB.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Listed below is information about the Company's directors and executive officers as of December 31, 2000. As part of the implementation of the Plan in January 2001, a new slate of directors and officers were installed, as described in the Company's report on Form 8-K dated January 22, 2001. Directors are elected by shareholders at each annual shareholders' meeting and serve until their successors are elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

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

At December 31, 2000, the following persons served as the directors and executive officers of the Company its subsidiaries and affiliated companies.

NAME                    AGE              POSITIONS HELD

James R. Kennard         64     Chief Executive Officer, Chairman and
                                Director

Eugene M. Rothchild      69     President and Director

Roger H. Folts           62     Secretary/Treasurer and
                                Chief Financial Officer

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish the Company with copies of all such reports they file. Based solely upon a review of the copies of the form furnished to the Company, or written representations from certain reporting persons that no reports were required, the Company believes that no other persons failed to file required reports on a timely basis during or in respect of 2000.

ITEM 10.  EXECUTIVE COMPENSATION

In January 2000, James R. Kennard became the chief executive officer of the Company. Mr. Kennard received no salary or other compensation for his services in 2000 or in any prior year. No executive officer of the Company has received compensation of more than $100,000 in any of the past three years. The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

EMPLOYMENT AGREEMENTS

In accordance with the confirmed Fourth Amended Joint Plan of Reorganization in conjunction with its bankruptcy, all employment agreements have been canceled. Neither the Company nor MedSmart have any employment agreements.

STOCK OPTION GRANTS AND EXERCISES IN 2000

The Company did not grant any stock options, stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees during 2000. None of the executive officers exercised any stock options or stock appreciation rights in 2000, 1999, or 1998. James R. Kennard, the chief executive officer, had no stock options outstanding at the end of 2000.

COMPENSATION OF DIRECTORS

The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the ownership of the Company's voting securities as of December 31, 2000, by: (i) each person the Company knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of the Company's directors, and (iii) all of the Company's directors and officers as a group.

On December 31, 2000, 58,803,716 shares of the Company's Common Stock were outstanding.

                                                    Shares Owned{ (1)}
SHAREHOLDER                                        NUMBER         PERCENT

James R. Kennard, Chairman, Director               75,380             *
and Chief Executive Officer
1053 Buckeye Lane
Greentown, PA 18426

Eugene M. Rothchild, President and Director       722,500          1.23%
14 Woodcreek Drive
Cincinnati, OH 45241

Roger H. Folts, Chief Financial Officer           253,500(3)          *
19 Foxcroft Drive
Doylestown, PA 18901

Joseph Hirschberg                               3,790,000          6.45%
10110 N. Lee Court
Mequon, WI 53092

All directors and executive officers as a
group (4 persons)                               1,051,380          1.79%

* Constitutes less than one percent of outstanding shares.

(1)Based upon 58,803,716 shares of Common Stock outstanding on December 31, 2000, but does not include shares of Common Stock issuable upon conversion of Preferred Stock, because the Preferred Stock was exchanged for new shares of Series B Preferred Stock as part of the Plan of Reorganization that was confirmed in November 2000 and implemented in January 2001. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2000. All previously issued stock options have been cancelled as a part of the Plan.

(2)  Includes 90,000 shares in the names of Mr. Bowers' children.

(3)  Includes 3,000 shares owned by Barbara Folts, wife of Roger Folts.

ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)Certain of the Exhibits set forth in the following index are incorporated by reference.

2.1* Fourth Amended Joint Plan of Reorganization, In Re: National Health & Safety Corporation, Debtor, Case No. 99-18339-DWS, U.S. Bankruptcy Court, Eastern District of Pennsylvania, dated August 21, 2000, incorporated by reference to the Company's report on Form 8-K dated November 28, 2000.

2.2* Fourth Amended Disclosure Statement , In Re: National Health & Safety Corporation, Debtor, Case No. 99-18339-DWS, U.S.
         Bankruptcy Court, Eastern District of Pennsylvania, dated August 21, 2000.

2.3* Asset Purchase Agreement by and between MedSmart Healthcare Network, Inc., as Seller and National Health & Safety Corporation, as Purchaser, January 22, 2001.

2.4* Order confirming Fourth Amended Joint Plan of Reorganization, dated November 27, 2000.

3.1* Amended and Restated Articles of Incorporation, filed with the Utah Department of Commerce Division of Corporations and
         Commercial Code on January 22, 2001.

3.2*     Bylaw Amendment, adopted on January 22, 2001.

4.1* Certificate of Designation for Series A Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

4.2* Certificate of Designation for Series B Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

4.3* Warrant Agreement, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

4.4*     Class A Warrant Certificate, dated January 22, 2001.

4.5*     Class B Warrant Certificate, dated January 22, 2001.

21.1*    Subsidiaries of the Registrant- MedSmart Healthcare Networks, Inc.

27.1     Financial Data Schedule.

----------
* Previously filed as an exhibit to the Company's report on Form 8-K dated January 22, 2001 and incorporated by reference herein.

(b)  Reports on Form 8-K

The Company filed an 8-K report dated November 28, 2000, announcing the confirmation of its Plan of Reorganization by the bankruptcy court.

After the close of the 2000 fiscal year, the Company filed an 8-K report dated January 22, 2001, reporting the implementation of the Plan of Reorganization, including the acquisition of MedSmart Healthcare Network, Inc.

The Company filed another 8-K report dated February 8, 2001, reporting that it had terminated its former accountant and had retained Sprouse & Winn, LLP as its independent auditors. The Company also reported the election of new directors to its board, as part of the implementation of its Plan of Reorganization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH & SAFETY CORPORATION

                                              /s/
Date: April 16, 2001               ___________________________
                                   Gary Davis, President and Chief
                                   Executive Officer

                                              /s/
Date: April 16, 2001               ___________________________
                                   Roger Folts, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                                              /s/
Date: April 16, 2001               ___________________________
                                   Gary Davis, Director and Chairman of the
                                   Board of Directors

                                              /s/
Date: April 16, 2001               ___________________________
                                   Eugene M. Rothchild, Director


                                              /s/
Date: April 16, 2001               ___________________________
                                   James R. Kennard, Director


                                              /s/
Date: April 16, 2001               ___________________________
                                   Jimmy E. Nix II, Director

                     NATIONAL HEALTH & SAFETY CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS
                                      AND
                         INDEPENDENT AUDITOR'S REPORT

                               DECEMBER 31, 2000

                               TABLE OF CONTENTS





                                          PAGE

INDEPENDENT AUDITORS' REPORT               F-1-3

FINANCIAL STATEMENTS

   Balance Sheet                             F-4

   Statements of Operations                  F-5

   Statements of Stockholders' Deficiency    F-6

   Statements of Cash Flows                  F-7

   Notes to Financial Statements          F-8-14

Board of Directors
  National Health & Safety Corporation
  (A Development Stage Company)


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


We have audited the accompanying balance sheet of National Health & Safety Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2000 and from the inception of the development stage on January 1, 1999 through December 31, 2000. The balance sheet, statements of operations, stockholder's deficiency and cash flows of National Health & Safety Corporation for the year ended December 31,
1999 were audited by other auditors whose report dated January 18, 2000, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health & Safety Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and from the inception of the development stage on January 1, 1999 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3, on July 1, 1999, the Company filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The filing was made necessary by a lack of sufficient liquidity. The Company, has experienced recurring net losses. Additionally, as of December 31, 2000, the Company had a stockholders' deficit of $4,902,676. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are partially described in Notes 1 and 3. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


SPROUSE & WINN, L.L.P.
Austin, Texas

April 6, 2001

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

We   conducted  our  audits  in  accordance  with  generally  accepted  auditing
standards.   Those  standards  require  that  we  plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the financial statements.   An  audit
also   includes  assessing  the  accounting  principles  used  and  significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health & Safety Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from the inception of the development stage on January 1, 1999 through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4, on July 1, 1999, the Company filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The filing was made necessary by a lack of sufficient liquidity. The Company, has experienced recurring net losses. Additionally, as of December 31, 1999, the Company had a stockholders' deficit of $4,550,348. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are partially described in Notes 1 and 4. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Jones, Jensen & Company
Salt Lake City, Utah
January 18, 2000

                   NATIONAL HEALTH & SAFETY CORPORATION
                       (A Development Stage Company)

                               BALANCE SHEET

                             DECEMBER 31, 2000

                                  ASSETS

Current Assets
  Cash                                                      $           1,475
  Accounts receivable net of allowance for doubtful
    accounts of $f8,200                                                16,614
                                                             ----------------
    Total Current Assets                                               18,089
                                                             ----------------
Other Assets
  Restricted case                                                      14,212
                                                             ----------------
  Total Current Assets                                                 14,212
                                                             ----------------

TOTAL ASSETS                                                 $         32,301
                                                             ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses-post petition        $        334,276
  Post petition notes payable-related party                           255,750
  Pre-petition accruals                                             4,344,951
                                                             ----------------
    Total Current Liabilities                                       4,914,977
                                                             ----------------

STOCKHOLDERS' DEFICIENCY
  Preferred Stock; $0.001 par value;
    5,000,000 shares authorized;
    14,363 shares issued and outstanding                                   14
  Common stock; $0.001 par value;
    100,000,000 shares authorized;
    59,634,062 shares issued and
    outstanding                                                        58,804
  Additional paid-in capital                                        9,482,308
  Accumulated deficit                                             (11,975,773)
  Deficit accumulated during the
    development stage                                              (2,468,029)
                                                             ----------------

    Total Stockholders' Deficiency                                 (4,902,676)
                                                             ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $         32,301
                                                             ================

                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                   F-4

                   NATIONAL HEALTH & SAFETY CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS

                                                             From the Inception of the
                                For the Years Ended             Development Stage
                                December 31,                 on January 1, 1999 Through
                                2000             1999           December 31, 1999
                                ----             ----        --------------------------

REVENUE
  Sales - operations            $       228    $    80,340           $    80,568
  Royalty revenue                       514            -0-                   514
                                -----------    -----------           -----------
    Total Revenue                       742         80,340                81,082
                                ===========    ===========           ===========

COST OF SALES                           185         41,045                41,230
                                -----------    -----------           -----------
  Gross Profit                          557         39,295                39,852
                                -----------    -----------           -----------

EXPENSES
  Rent                                  -0-         99,424                99,424
  Depreciation and
    amortization                        -0-          2,078                 2,078
  General and administrative        279,439      2,241,237             2,520,676
                                -----------    -----------           -----------
    Total Expenses                  279,439      2,342,739             2,622,178
                                ===========    ===========           ===========
LOSS FROM OPERATIONS               (278,882)    (2,303,444)           (2,582,326)


OTHER INCOME (EXPENSE)
  Gain on sale of assets                -0-        142,697               142,697
  Legal settlement                   11,673            -0-                11,673
  Bad debt expense                   (2,084)        (2,388)               (4,472)
  Interest expense                      -0-        (35,601)              (35,601)
                                -----------    -----------           -----------
  Total Other Income (Expense)        9,589        104,708               114,297
                                ===========    ===========           ===========

NET LOSS                        $  (269,293)  $(2,198,736)          $(2,468,029)
                                ============   ===========           ===========
BASIC LOSS PER SHARE            $     (0.05)   $     (0.04)
                                ============   ===========
Weighted Average Shares
  Outstanding                    59,008,459     57,734,638
                                ============   ===========

                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   NATIONAL HEALTH & SAFETY CORPORATION
                       (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                           Stock    COMMON      Additional     Accumulated
                         Preferred   STOCK    Paid-in Capital    Deficit
BALANCE, DECEMBER 31,
1998                           14  $52,455      $8,512,687     $(11,975,773)

Issuance of common
stock in payment of debt        -    3,095         211,905                -

Issuance of common
stock for services
rendered                        -    1,640         220,165                -

Issuance of common
stock for cash                  -    2,444         199,756                -

Options issued below
market price                    -        -         420,000                -

Net loss for the
year ended
December 31, 1999              -        -               -       (2,198,736)
                         --------  -------    ------------     ------------

BALANCE, DECEMBER 31,
1999                           14   59,634       9,564,513      (14,174,509)

Cancellation of
Common Stock                    -     (830)        (82,205)               -

Net loss for the
year ended
December 31, 2000               -        -               -         (269,293)
                         --------  -------    ------------     ------------

BALANCE, DECEMBER 31,
2000                           14  $58,804    $  9,482,308     $(14,443,802)
                         ========  =======    ============     ============





                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   NATIONAL HEALTH & SAFETY CORPORATION
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                                   For the Years Ended         From Inception
                                       December 31,          On January 1, 1999
                                                                  Through
                                   2000           1999       December 31, 2000
                                   ----           ----       -------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net (loss)                     $  (269,293)   $(2,198,736)    $(2,468,029)
  Adjustments to reconcile
   net (loss) to net cash (used)
   by operating activities:
   Depreciation and amortization         -0-          2,078           2,078
   Expenses paid with common
    stock                                -0-        641,805         641,805
   Cancellation of Stock             (83,035)           -0-         (83,035)
   Gain on sale of assets                -0-       (142,697)       (142,697)

  Changes in operating
   assets and liabilities:
   (Increase) in restricted
    cash                               36,692       (50,904)        (14,212)
   (Increase) decrease in
    accounts receivable                 7,858         6,385          14,243
   (Increase) decrease in
    royalties receivable                  -0-        41,000          41,000
   Decrease in deposits                   -0-         9,298           9,298
   Increase (decrease) in
    accounts payable                  172,358       133,791         326,149
   Increase (decrease) in
    accrued expenses                  (40,800)      865,476         824,676
                                 ------------   -----------     -----------
     Net Cash (Used) by
      Operating Activities           (156,220)     (692,504)       (848,724)

CASH FLOWS FROM INVESTING
ACTIVITIES
  Proceeds from sale of assets            -0-        30,000          30,000
                                 ------------   -----------     -----------

  Net Cash Provided by
   Investing Activities                   -0-        30,000          30,000

CASH FLOWS FROM FINANCING
ACTIVITIES
  Proceeds from loans
   payable, individuals               120,000           -0-         120,000
  Proceeds from loans
   payable, stockholder                   -0-        48,000          48,000
  Proceeds from notes
   payable - related party             34,550       469,113         503,663
  Repayment of loans payable              -0-       (57,000)        (57,000)
  Proceeds from issuance of
   common stock                           -0-       202,200         202,200
                                 ------------   -----------     -----------
   Net Cash Provided by
    Financing Activities              154,550       662,313         816,863
                                 ------------   -----------     -----------

INCREASE (DECREASE) IN CASH            (1,670)         (191)         (1,861)

NET CASH, BEGINNING OF YEAR             3,145         3,336           3,336
                                 ------------   -----------     -----------
NET CASH, END OF YEAR            $      1,475   $     3,145     $     1,475
                                 ============   ===========     ===========

CASH PAID DURING THE YEAR FOR:
  Interest                       $        -0-   $    16,597     $    16,597
  Income taxes                            -0-           -0-             -0-

NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock in
   payment of debt                        -0-       215,000         215,000
  Issuance of common stock
   for services                           -0-       221,805         221,805
  Options issued below market
   value                                  -0-       420,000         420,000
  Cancellation of common stock         83,035           -0-          83,035



                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

          a. Nature of Organization

          The Company was incorporated on March 23, 1989. The Company's principal business activities consist of providing medical cost containment services to both institutional and consumer markets. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral.

          On March 22, 1993 the Company entered into a merger with State Policeman Annual Magazine, Inc. (State), whereby each share of the Company's common and preferred stock was exchanged for one share, of State's common and preferred stock. State is a Company which was organized under the laws of the State of Utah on May 14, 1983. Pursuant to the merger agreement, State amended its Articles of Incorporation to change its name to National Health & Safety Corporation. The Company entered the development stage on January 1, 1999 per SFAS No. 7 because of the bankruptcy proceedings and the sale of the Company's assets.

          On July 1, 1999, National Health & Safety Corporation (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United states bankruptcy Court for the Eastern District of Pennsylvania, Case No.:99-18339. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession. These claims are reported in the December 31, 2000 balance sheet as "pre-petition accruals" in the amount of $4,344,951. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims amounted to $1,473,141 at December 31, 2000. On August 21, 2000, the Company filed the Fourth Amended Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization (the "Plan") for its consideration by the Company's creditors and shareholders, and ultimate approval by the Bankruptcy Court.

          On November 27, 2000 the Bankruptcy Court confirmed the Plan, and the Plan was implemented effective January 22, 2001 (See Note 8).

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

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS
          (Continued)

          c. Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                      Furniture and Fixtures     7 years
                      Office Equipment           7 years
                      Computers                  5 years

          Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income. Depreciation expense was $-0- and $2,078 for the years ended December 31, 2000 and 1999, respectively. All of the property and equipment was sold in July 1999.

          d. Basic Loss per Share of Common Stock


                                      For the Year Ended
                                      December 31, 2000
          ------------------------------------------------------------------
                             Loss         Shares                 Per Share
                         (Numerator)  (Denominator)               Amount

            Net loss      $(269,293)   59,008,459                $(.005)


                                      For the Year Ended
                                      December 31, 1999
          ------------------------------------------------------------------
                             Loss         Shares                 Per Share
                         (Numerator)  (Denominator)               Amount

            Net loss      $(2,198,736) 57,734,638                $ (.04)

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

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS
          (Continued)

          f.  Provision for Taxes

          At December 31, 2000, the Company had net operating loss carryforwards of approximately $10,950,000 that may be offset against future taxable income through 2018. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

          h. Revenue Recognition

          The Company has not yet established  ongoing  operations.   A revenue
          recognition   policy  will  be  established  when  planned  principal
          operations commence.

          i. Recent Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market-value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS
          (CONTINUED)

          j. Bankruptcy Accounting

          Since the Chapter 11 bankruptcy filing, the Company has applied the provisions in Statement of Position (SOP) 90-7 " Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 does not change the application of accepted accounting principles in the preparation of statements. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

NOTE 2    RESTRICTED CASH

          Pursuant to the bankruptcy proceedings, the Company has one cash account which has been attached by creditors or allocated for certain debt payments totaling $14,212 at December 31, 2000. This cash is being presented as restricted cash because the Company does not have full access to this account.

NOTE 3    GOING CONCERN

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $ 4,896,888, an accumulated deficit of $ 14,443,802 as of December 31, 2000, and a net loss for the year then ended of $269,293. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of the POWERx memberships through the Company's benefits network. The Company plans to secure financing for its acquisition strategy through the sale of its equity or issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 4    PREFERRED STOCK

          In 1992, the Company entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of the Company and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. The stock is redeemable at $41.78 per share (aggregate - $600,086), payable as follows:

          Upon closing of private placement issues                 $50,011
          Upon closing of secondary public offering                 50,011
          One year after closing of a secondary public offering    150,074
          Two years after closing of a secondary public offering   174,975
          Three years after closing of a secondary public offering 175,015

          On November 27, 2000 the Plan was confirmed. On January 22, 2001 the Plan was implemented, and each share of preferred stock was exchanged in accordance with the Plan. Holders of the Company's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Preferred Stock, Series B.

NOTE 5    OPTIONS AND WARRANTS

          The Company has the following outstanding warrants:

NUMBER ISSUED   PURCHASE PRICE                           EXPIRATION DATE
-------------   --------------                           ---------------

487,500         Lesser of $1.50 or 75% of current price     12/31/00
131,665         Lesser of $2.13 or 75% of current price     12/31/00
250,000         $0.25 per share                             04/01/01
200,000         $0.25 per share                             04/01/01

The Company has the following outstanding stock options:

                                 STOCK OPTIONS ISSUED
DATE      PRICE    EXPIRATION      BOWERS     FOLTS     BATHURST        TOTAL
----      -----    ----------      ------     -----     --------        -----
06/06/95  @$0.17    06/06/2010    2,000,000    500,000    500,000        3,000,000
04/30/96  @$0.17    04/30/2011    2,000,000    500,000    500,000        3,000,000
02/20/98  @$0.07    02/20/2013    2,800,000  1,000,000  1,000,000        4,800,000
                                                                        ----------
                                                        Total:          10,800,000

          On  November  27, 2000 the Plan was confirmed.  On  January 22, 2001,
          the Plan was implemented,  and   all outstanding options and warrants
          were cancelled.

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE 6    REORGANIZATION ITEMS

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

NOTE 7    RELATED PARTY TRANSACTIONS

          Under the Plan, the Company was advanced $255,750 by Medsmart Healthcare Network, Inc., a related party. This amount is shown in the financial statements as post petition notes payable. No interest accrues on this note, and is to be repaid once the Plan is implemented.



NOTE 8    SUBSEQUENT EVENTS

          The Plan was confirmed on November 27, 2000 and filed as an exhibit to the Company's Form 8-K, dated November 28, 2000, that reported the confirmation. On January 22, 2001 the Plan was implemented, whereby the former shareholders of MedSmart Healthcare Network, Inc. ("MedSmart") exchanged all of their MedSmart stock for a majority of the outstanding common stock of the Company. MedSmart became a wholly owned subsidiary of the Company. This exchange, together with the contribution of $600,000 by the Co-Proponent of the Plan and other investors implemented the Plan and resulted in a change of control of the Company.

          Holders of the Company's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Preferred Stock, Series B.

          Pursuant to and effective upon implementation of the Plan, January 22, 2001, the Company authorized and issued certain new classes of securities as follows:

               The Company authorized the issuance of 500,000,000 common shares, par value $.001 and the issuance of 50,000,000 shares of preferred stock, which may consist of one or more series. Cumulative voting of any shares of stock, whether common or preferred, shall be prohibited.

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000





NOTE 8    SUBSEQUENT EVENTS (CONTINUED)


               Series A  Preferred  Stock,  par  value  $.001  ("Series  A");
               4,000,000 shares authorized;   1,595,264   shares   issued;
               $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in
               the Certificate  of  Designation.   The holders of Series A
               stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

               Series B Preferred Stock, par value $.001 ("Series B"); 600,000 shares authorized and issued; $1.00 liquidation preference that is inferior to Series A but is preferred to Common Stock and all other series of stock ranking junior to Series B. Each share of Series B is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

               Warrants, Class A and Class B, issued to each holder of the Series A and Series B Preferred Stock. There are 4,000,000 Class A warrants authorized; 2,195,264 Class A warrants issued and outstanding that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.

               All shares of stock, warrants and other Interests in the Company other than the common stock of the Company was cancelled as of January 22, 2001.