Form 10-K/A
period 2000-12-31
NATIONAL HEALTH & SAFETY CORP
filed 2001-05-02
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB/A

                          AMENDMENT NO. 1 TO THE
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

This amendment to the Company's Form 10-KSB contains one revision to its financial statements for the year ended December 31, 2000. The amount shown for "Increase (decrease) in accounts payable" has been increased from $172,358 to $192,358. The totals on the cash flow statement are correct and remain unchanged. See Statements of Cash Flow in the Financial Statements.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH & SAFETY CORPORATION

Date: April 30, 2001                       /S/ GARY DAVIS
                                   Gary Davis, President and
                                   Chief Executive Officer

Date: May 2, 2001                          /S/ ROGER FOLTS
                                   Roger Folts, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date: April 30, 2001                       /S/ GARY DAVIS
                                   Gary Davis, Director and Chairman of the
                                   Board of Directors

Date: April 30, 2001                       /S/ EUGENE M. ROTHCHILD
                                   Eugene M. Rothchild, Director


Date:
                                   James R. Kennard, Director


Date: April 30, 2001                       /S/ JIMMY E. NIX II
                                   Jimmy E. Nix II, Director

                     NATIONAL HEALTH & SAFETY CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS
                                      AND
                         INDEPENDENT AUDITOR'S REPORT

                               DECEMBER 31, 2000

                               TABLE OF CONTENTS





                                                          PAGE

INDEPENDENT AUDITORS' REPORTS                             F-1-2

FINANCIAL STATEMENTS

   Balance Sheet                                          F-3

   Statements of Operations                               F-4

   Statements of Stockholders' Deficiency                 F-5

   Statements of Cash Flows                               F-6

   Notes to Financial Statements                          F-7-13

Board of Directors
  National Health & Safety Corporation
  (A Development Stage Company)

                        INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of National Health & Safety Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2000 and from the inception of the development stage on January 1, 1999 through December 31, 2000. The balance sheet, statements of operations, stockholders' deficiency and cash flows of National Health & Safety Corporation for the year ended December 31, 1999 were audited by other auditors whose report dated January 18, 2000, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Health & Safety Corporation (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and from the inception of the development stage on January 1, 1999 through December 31, 2000, in conformity with generally accepted accounting principles.

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

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

Jones, Jensen & Company
Salt Lake City, Utah
January 18, 2000

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEET

                               DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS
 Cash                                                    $       1,475
 Accounts receivable, net of allowance for doubtful
   accounts of $8,200                                           16,614
                                                         -------------

   Total Current Assets                                         18,089
                                                         -------------

OTHER ASSETS

 Restricted cash                                                14,212
                                                         -------------
   Total Other Assets                                           14,212
                                                         -------------
TOTAL ASSETS                                             $      32,301
                                                         =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable and accrued expenses - post petition    $    334,276
 Post petition notes payable - related party                   255,750
 Pre-petition accruals                                       4,344,951
                                                         -------------
   Total Current Liabilities                                 4,914,977
                                                         -------------

STOCKHOLDERS' DEFICIENCY

 Preferred   stock;   $0.001   par  value;  5,000,000
  shares authorized; 14,363 shares      issued
  and outstanding                                                   14
 Common   Stock;  $0.001  par  value, 100,000,000
  shares authorized; 58,803,716 shares issued and
  outstanding                                                   58,804
 Additional paid - in capital                                9,482,308
 Accumulated deficit                                       (11,975,773)
 Deficit accumulated during the development stage           (2,468,029)
                                                         -------------
   Total Stockholders' Deficiency                           (4,902,676)
                                                         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $      32,301
                                                         =============


               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS




                                                             From the Inception of the
                                For the Years Ended             Development Stage
                                December 31,                 on January 1, 1999 Through
                                2000             1999           December 31, 1999
                                ----             ----        --------------------------

REVENUE
  Sales - operations            $       228    $    80,340           $    80,568
  Royalty revenue                       514            -0-                   514
                                -----------    -----------           -----------
    Total Revenue                       742         80,340                81,082
                                ===========    ===========           ===========

COST OF SALES                           185         41,045                41,230
                                -----------    -----------           -----------
  Gross Profit                          557         39,295                39,852
                                -----------    -----------           -----------

EXPENSES
  Rent                                  -0-         99,424                99,424
  Depreciation and
    amortization                        -0-          2,078                 2,078
  General and administrative        279,439      2,241,237             2,520,676
                                -----------    -----------           -----------
    Total Expenses                  279,439      2,342,739             2,622,178
                                ===========    ===========           ===========
LOSS FROM OPERATIONS               (278,882)    (2,303,444)           (2,582,326)


OTHER INCOME (EXPENSE)
  Gain on sale of assets                -0-        142,697               142,697
  Other                              11,673            -0-                11,673
  Bad debt expense                   (2,084)        (2,388)               (4,472)
  Interest expense                      -0-        (35,601)              (35,601)
                                -----------    -----------           -----------
  Total Other Income (Expense)        9,589        104,708               114,297
                                ===========    ===========           ===========

NET LOSS                        $  (269,293)  $(2,198,736)          $(2,468,029)
                                ============   ===========           ===========
BASIC LOSS PER SHARE            $     (0.05)   $     (0.04)
                                ============   ===========
Weighted Average Shares
  Outstanding                    59,008,459     57,734,638
                                ============   ===========



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                    STATEMENTS OF STOCKHOLDERS' DEFICIENCY



                           Stock    COMMON      Additional     Accumulated
                         Preferred   STOCK    Paid-in Capital    Deficit
BALANCE, DECEMBER 31,
1998                     $     14  $52,455      $8,512,687     $(11,975,773)

Issuance of common
stock in payment of debt        -    3,095         211,905                -

Issuance of common
stock for services
rendered                        -    1,640         220,165                -

Issuance of common
stock for cash                  -    2,444         199,756                -

Options issued below
market price                    -        -         420,000                -

Net loss for the
year ended
December 31, 1999              -        -               -       (2,198,736)
                         --------  -------    ------------     ------------

BALANCE, DECEMBER 31,
1999                           14   59,634       9,564,513      (14,174,509)

Cancellation of
Common Stock                    -     (830)        (82,205)               -

Net loss for the
year ended
December 31, 2000               -        -               -         (269,293)
                         --------  -------    ------------     ------------

BALANCE, DECEMBER 31,
2000                     $     14  $58,804    $  9,482,308     $(14,443,802)
                         ========  =======    ============     ============














               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     NATIONAL HEALTH & SAFETY CORPORATION
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS


                                   For the Years Ended         From Inception
                                       December 31,          On January 1, 1999
                                                                  Through
                                   2000           1999       December 31, 2000
                                   ----           ----       -------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net (loss)                     $  (269,293)   $(2,198,736)    $(2,468,029)
  Adjustments to reconcile
   net (loss) to net cash (used)
   by operating activities:
   Depreciation and amortization         -0-          2,078           2,078
   Expenses paid with common
    stock                                -0-        641,805         641,805
   Cancellation of Stock             (83,035)           -0-         (83,035)
   Gain on sale of assets                -0-       (142,697)       (142,697)

  Changes in operating
   assets and liabilities:
   (Increase) in restricted
    cash                               36,692       (50,904)        (14,212)
   (Increase) decrease in
    accounts receivable                 7,858         6,385          14,243
   (Increase) decrease in
    royalties receivable                  -0-        41,000          41,000
   Decrease in deposits                   -0-         9,298           9,298
   Increase (decrease) in
    accounts payable                  192,358       133,791         326,149
   Increase (decrease) in
    accrued expenses                  (40,800)      865,476         824,676
                                 ------------   -----------     -----------
     Net Cash (Used) by
      Operating Activities           (156,220)     (692,504)       (848,724)

CASH FLOWS FROM INVESTING
ACTIVITIES
  Proceeds from sale of assets            -0-        30,000          30,000
                                 ------------   -----------     -----------

  Net Cash Provided by
   Investing Activities                   -0-        30,000          30,000

CASH FLOWS FROM FINANCING
ACTIVITIES
  Proceeds from note receivable       120,000           -0-         120,000
  Proceeds from loans
   payable, stockholder                   -0-        48,000          48,000
  Proceeds from notes
   payable - related party             34,550       469,113         503,663
  Repayment of loans payable              -0-       (57,000)        (57,000)
  Proceeds from issuance of
   common stock                           -0-       202,200         202,200
                                 ------------   -----------     -----------
   Net Cash Provided by
    Financing Activities              154,550       662,313         816,863
                                 ------------   -----------     -----------

INCREASE (DECREASE) IN CASH            (1,670)         (191)         (1,861)

NET CASH, BEGINNING OF YEAR             3,145         3,336           3,336
                                 ------------   -----------     -----------
NET CASH, END OF YEAR            $      1,475   $     3,145     $     1,475
                                 ============   ===========     ===========

CASH PAID DURING THE YEAR FOR:
  Interest                       $        -0-   $    16,597     $    16,597
  Income taxes                            -0-           -0-             -0-

NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock in
   payment of debt                        -0-       215,000         215,000
  Issuance of common stock
   for services                           -0-       221,805         221,805
  Options issued below market
   value                                  -0-       420,000         420,000
  Cancellation of common stock         83,035           -0-          83,035



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

          d. Basic Loss per Share of Common Stock

                                  For the Year Ended
                                  December 31, 2000
          ----------------------------------------------------------------
                                  Loss          Shares     Per Share
                                (Numerator)  (Denominator)  Amount

          Net loss              $(269,293)    59,008,459   $(.005)


                                  For the Year Ended
                                  December 31, 2000
          ----------------------------------------------------------------
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

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 4    PREFERRED STOCK

          In 1992, the Company entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of the Company and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. The stock is redeemable at $41.78 per share (aggregate - $600,086), payable as follows:

             Upon closing of private placement issues                  $ 50,011
             Upon closing of secondary public offering                   50,011
             One year after closing of a secondary public offering      150,074
             Two years after closing of a secondary public offering     174,975
             Three years after closing of a secondary public offering   175,015

          On November 27, 2000 the Plan was confirmed. On January 22, 2001 the Plan was implemented, and each share of preferred stock was exchanged in accordance with the Plan. Holders of the Company's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Preferred Stock, Series B.

NOTE 5    OPTIONS AND WARRANTS

          The Company has the following outstanding warrants:


          NUMBER ISSUED   PURCHASE PRICE                           EXPIRATION DATE
          -------------   --------------                           ---------------
          487,500         Lessor of $1.50 or 75% of current price     12/31/00
          131,665         Lessor of $2.13 or 75% of current price     12/31/00
          250,000         $0.25 per share                             04/01/01
          200,000         $0.25 per share                             04/01/01

          The Company has the following outstanding stock options:

                      EXPIRATION
STOCK OPTIONS ISSUED     DATE         BOWERS     FOLTS     BATHURST        TOTAL
--------------------  ----------      ------     -----     --------        -----
06/06/95  @$0.17      06/06/2010    2,000,000    500,000    500,000        3,000,000
04/30/96  @$0.17      04/30/2011    2,000,000    500,000    500,000        3,000,000
02/20/98  @$0.07      02/20/2013    2,800,000  1,000,000  1,000,000        4,800,000
                                                                          ----------
                                                          Total:          10,800,000
                                                                          ==========

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