Form 10-Q
period 2001-03-31
NATIONAL HEALTH & SAFETY CORP
filed 2001-05-18
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001            Commission File No. 0-24778

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


Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS

Check whether the registrant filed all documents and report require to be filed Section 12, 13 or 15 (d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes [X]    No [  ]

At March 31, 2001, a total of 236,850,021 shares of registrant's Common Stock were outstanding.

                             TABLE OF CONTENTS



PART 1.  FINANCIAL INFORMATION......................................... 1

Item 1.  Financial Statements.......................................... 1
         Consolidated Balance Sheet.................................... 1
         Consolidated Statement of Operations.......................... 3

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................14

PART II. OTHER INFORMATION.............................................19

Item 1.  Legal Proceedings.............................................19

Item 2.  Changes in Securities and Use of Proceeds.....................20

Item 5.  Other Information.............................................21

Item 6.  Exhibits and Reports on Form 8-K..............................21

SIGNATURES.............................................................24

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


          The following unaudited Financial Statements for the period ended March 31, 2001 have been prepared by the Company.

             NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEET

                              MARCH 31, 2001
                                 (Unaudited)

                                    ASSETS

CURRENT ASSETS
  Cash                                                $        60,047
  Accounts receivable, net                                     15,245
  Prepaid expenses                                              9,094
                                                      ---------------
     Total Current Assets                                      84,386
                                                      ---------------
PROPERTY AND EQUIPMENT, NET                                    47,550
                                                      ---------------
OTHER ASSETS
  POWERx brand acquisition costs                              210,593
  Software development                                        206,639
  Less:  accumulated amortization                            (128,703)
                                                      ---------------
                                                              288,529
  Restricted cash                                              14,212
  Deposits                                                      6,593
                                                      ---------------
       Total Other Assets, net                                309,334
                                                      ---------------
TOTAL ASSETS                                          $       441,270
                                                      ===============




                See Accompanying Notes to Financial Statements

             NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEET

                              MARCH 31, 2001
                                 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses-post petition $        73,540
  Pre-petition accruals                                       539,000
  Accounts payable to affiliate                                24,839
  Notes payable to affiliate                                   36,000
  Capital leases - current portion                              8,924
   Long term liabilities - current portion                      2,857
                                                      ---------------
       Total Current Liabilities                              685,160

CAPITAL LEASE PAYABLE                                          15,091

LONGTERM NOTE PAYABLE                                          17,143
                                                      ---------------
       Total Liabilities                                      717,394

STOCKHOLDERS' DEFICIENCY
  Preferred Stock; Series A; $.001 par value;
    4,000,000 shares authorized 1,869,784
    shares issued and outstanding                               1,869
  Preferred Stock; Series B; $.001 par value;
    600,000 shares authorized 600,000 shares
    issued and outstanding                                        600
  Common Stock; $.001 par value; 500,000,000
    shares authorized 236,850,021 shares issued
    and outstanding                                           236,850
  Additional paid-in capital                               12,487,651
  Accumulated deficit                                     (11,975,773)
  Deficit accumulated during the development stage          1,027,321)
                                                      ---------------
       Total Stockholders' Deficiency                        (276,124)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $       441,270
                                                      ===============



            SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS
                                      2

              NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                             From the Inception of the
                                For the Three Months           Development Stage on
                                   Ended March 31,           January 1, 1999 Through
                                2001             2000             March 31, 2001
                                ----             ----        --------------------------

REVENUE
  Sales - operations            $    12,795    $     3,504           $    93,366
  Royalty revenue                       -0-            -0-                   514
                                -----------    -----------           -----------
    Total Revenue                    12,795          3,504                93,880
                                ===========    ===========           ===========

COST OF SALES                         2,913            185                44,143
                                -----------    -----------           -----------
  Gross Profit                        9,882          3,319                49,737
                                -----------    -----------           -----------

EXPENSES
  General and administrative        358,416         45,282             2,978,516
  Depreciation and
    amortization                     33,567            -0-                35,645
                                -----------    -----------           -----------
    Total Expenses                  391,983         45,282             3,014,161
                                ===========    ===========           ===========
LOSS FROM OPERATIONS               (382,101)       (41,963)           (2,964,424)

OTHER INCOME (EXPENSE)
  Gain on sale of assets                -0-            -0-               142,697
  Subsidiary loss incurred
   prior to acquisition              51,307            -0-                51,307
  Anti-dilution expense            (182,778)           -0-              (182,778)
  Cancellation of Common Stock          -0-         83,035
  Bad debt expense                      -0-            -0-                (4,475)
  Interest expense                     (907)        (4,572)              (36,508)
  Other                                 -0-            -0-                11,673
                                -----------    -----------           -----------
  Total Other Income (Expense)     (132,378)        78,463               (18,084)
                                ===========    ===========           ===========
NET INCOME before Income Taxes  $  (514,479)   $    36,500           $(2,982,508)
                                -----------    -----------           -----------
Income Taxes                    $       -0-    $       -0-           $       -0-
                                -----------    -----------           -----------

NET INCOME (LOSS) before
  Extraordinary Gain            $   (514,479)  $    36,500           $(2,982,508)
  Extraordinary Gain               1,955,187           -0-             1,955,187
                                -----------    -----------           -----------
NET INCOME                      $  1,440,708   $    36,500           $(1,027,321)
                                ============   ===========           ===========
BASIC NET INCOME (LOSS)
  PER SHARE before
  Extraordinary Gain            $     (0.003)  $     0.001
                                ============   ===========
BASIC NET INCOME PER SHARE
  Related to Extraordinary
  Gain                          $      0.010   $     0.000
                                ============   ===========
BASIC NET INCOME PER SHARE      $      0.007   $     0.001
                                ============   ===========
FULLY DILUTED NET INCOME
  PER SHARE                     $      0.006   $     0.001
                                ============   ===========
Weighted Average Shares
  Outstanding                    193,327,591    58,803,716
                                ============   ===========



            SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS
                                      3

              NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)


                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     From the Inception of the
                                        For the Three Months           Development Stage on
                                           Ended March 31,           January 1, 1999 Through
                                         2001             2000             March 31, 2001
                                         ----             ----       --------------------------

Cash Flows From Operating Activities
   Net income ( loss)                    $ 1,440,708    $   36,500        $   (1,027,321)
Adjustments to reconcile net income
(loss) to net cash (used) by
operating activities:
 Depreciation and amortization                33,567           -0-                35,645
 Expenses paid with preferred or             182,778       (83,035)              824,583
  common stock
 Cancellation of stock                           -0-           -0-               (83,035)
 Extraordinary gain as a result of
   forgiveness of pre-petition accruals   (1,936,149)          -0-            (1,936,149)
 Extraordinary gain as a result of
  forgiveness of administrative expenses     (19,038)          -0-               (19,038)
 Gain on Sale of assets                          -0-           -0-              (142,697)

Changes in operating assets and
  liabilities:
 (Increase) decrease in restricted cash          -0-         5,056               (14,212)
 (Increase) decrease in accounts
  receivable                                   1,911          (158)               16,154
 (Increase) decrease in royalties
  receivable                                     -0-           -0-                41,000
 (Increase) decrease in deposits                 -0-           -0-                 9,298
 (Increase) decrease in prepaid
  expenses                                    (9,094)          -0-                (9,094)
 Increase (decrease) in accounts
  payable & accrued expense                 (334,986)        5,214               815,839
 Increase (decrease) in accounts &
  notes payable affiliate                     36,000           -0-                36,000
                                         -----------    ----------         -------------
   Net Cash (Used) by Operating
    Activities                              (604,303)      (36,423)           (1,453,027)
                                         -----------    ----------         -------------

CASH FLOWS FROM INVESTMENTS
ACTIVITIES
 Proceeds from sale of assets                    -0-        30,000                30,000
                                         -----------    ----------         -------------
 Net Cash Provided by Investing
  Activities                                     -0-        30,000                30,000
                                         -----------    ----------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capital leases payable           (2,036)          -0-                (2,036)
 Proceeds from note receivable                   -0-           -0-               120,000
 Proceeds from loans payable,
  stockholder                                    -0-           -0-                48,000
 Proceeds from notes payable -
  related party                                  -0-        12,000               508,024
 Repayment of loans payable                      -0-           -0-               (57,000)
 Proceeds from issuance of common
  stock                                      660,550           -0-               862,750
                                         -----------    ----------         -------------
 Net Cash Provided by Financing
  Activities                                 658,514        12,000             1,479,738
                                         -----------    ----------         -------------

INCREASE (DECREASE) IN CASH                   54,211         5,577                56,711
CASH, BEGINNING OF YEAR                        5,836         3,145                 3,336
                                         -----------    ----------         -------------
CASH, END OF YEAR                        $    60,047    $    8,722         $      60,047
                                         ===========    ==========         =============

CASH PAID DURING THE YEAR FOR:
 Interest                                        907         4,572                17,504
 Income taxes                                    -0-           -0-                   -0-
NON - CASH FINANCING ACTIVITIES:
 Issuance of common stock in
  payment of debt                                -0-           -0-               215,000
 Issuance of common stock for
  services                                       -0-           -0-               221,805
 Options issued below market value               -0-           -0-               420,000
 Issuance of Series A Preferred
  Stock in payment of debt                 1,869,802           -0-             1,869,802
 Issuance of Series B Preferred
  Stock on conversion                            600           -0-                   600
 Issuance of Common Stock for
  MedSmart Acquisition                       475,000           -0-               475,000
 Issuance of Common Stock for Anti-
  dilution expense                           182,778           -0-               182,778
 Cancellation of Common Stock                    -0-       (83,035)              (83,035)

            SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

            NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001



               NOTES TO FINANCIAL STATEMENTS

NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

a.Nature of Organization

          The consolidated financial statements include, for the quarter ended March 31, 2001, the accounts of National Health & Safety Corporation ("NHLT") and its wholly owned subsidiary MedSmart HealthCare Network, Inc. ("MedSmart"), collectively, the "Company".

          NHLT was incorporated on March 23, 1989. The Company's principal business activities consist of providing medical cost containment services to both institutional and consumer markets. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral.

          On March 22, 1993 NHLT entered into a merger with State Policeman Annual Magazine, Inc. (State), whereby each share of NHLT's common and preferred stock was exchanged for one share, of State's common and preferred stock. State is a company which was organized under the laws of the State of Utah on May 14, 1983. Pursuant to the merger agreement, State amended its Articles of Incorporation to change its name to National Health & Safety Corporation. NHLT entered the development stage on January 1, 1999 per SFAS No. 7 because of the bankruptcy proceedings and the sale of NHLT's assets.

          On July 1, 1999, National Health & Safety Corporation (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United states bankruptcy Court for the Eastern District of Pennsylvania, Case No.:99-18339. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession. The balance of claims which have, to date, not been settled are reported in the March 31, 2001 balance sheet as "pre-petition accruals" in the amount of $539,000. On August 21, 2000, NHLT filed the Fourth Amended Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization (the "Plan") for its consideration by the NHLT's creditors and shareholders, and ultimate approval by the Bankruptcy Court.

          On November 27, 2000 the Bankruptcy Court confirmed the Plan, and the Plan was implemented effective January 22, 2001.

          The Plan was confirmed on November 27, 2000 and filed as an exhibit NHLT's Form 8-K, dated November 28, 2000, that reported

            NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001



NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS -
          Continued

          the confirmation. On January 22, 2001 the Plan was implemented, whereby the former shareholders of MedSmart exchanged all of their MedSmart stock for a majority of the outstanding common stock of NHLT. MedSmart became a wholly owned subsidiary of the Company. This exchange, together with the contribution of $600,000 by the Co-Proponent of the Plan and other investors implemented the Plan and resulted in a change of control of the Company.

          Details of the implementation of the Plan and Change in Control of NHLT were included in a Form 8-K filed by the Company on April 9, 2001 and were supplemented by two subsequent amended filings of the Form 8-K. As a part of the implementation of the Plan various changes in corporate capital structure of NHLT occurred.

          Holders of the Company's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Preferred Stock, Series B.

          Pursuant to and effective upon implementation of the Plan, January 22, 2001, the Company authorized and issued certain new classes of securities as follows:

          The Company authorized the issuance of up to 500,000,000 common shares, par value $.001 and 50,000,000 shares of preferred stock, which may consist of one or more series. Cumulative voting of any shares of stock, whether common or preferred, is prohibited.

          Series A Preferred Stock, par value $.001 ("Series A"); 4,000,000 shares authorized; 1,869,802 shares have been issued; $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

          Series B Preferred Stock, par value $.001 ("Series B"); 600,000 shares authorized and issued; $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each share of Series B is convertible at the option of the holder into five

            NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001



NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
          OPERATIONS - Continued

          shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

          Warrants, Class A and Class B, issued to each holder of the Series A and Series B Preferred Stock. There are 4,000,000 Class A warrants authorized; 2,528,066 Class A warrants issued and outstanding, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.

          All shares of stock, warrants and other Interests in the Company other than the common stock of the Company was cancelled as of January 22, 2001.

          MedSmart, a Nevada corporation, was incorporated on May 12, 1999. It's principal business activities consist of the marketing and distribution of the POWERx memberships through the its benefits network. POWERx memberships are designed to be a complementary benefit to most individual standard health insurance plans and corporate health and leisure benefit packages.

          In October 1999, MedSmart acquired the rights to the POWERx brand name from NHLT which, at that time, was operated as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Pennsylvania. The sale of the POWERx brand name by NHLT and acquisition by the Company was approved by the bankruptcy court in August 1999.

          The Company is a development stage company as defined by SFAS No.7. As a development stage company, the Company devotes most of its activities to raising capital in order to fully implement the
          marketing and distribution plan  as  contemplated   in   NHLT's
          confirmed Fourth Amended Disclosure Statement with Respect to Fourth Amended Joint Plan of Reorganization dated August 21, 2000, filed in the United States Bankruptcy Court Eastern District of Pennsylvania (the "Plan"). The Plan was confirmed on November 27, 2000 and implemented on January 22, 2001.

            NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001



NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
          OPERATIONS - Continued


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

          c. Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

                    Computer Equipment            3 years
                    Furniture and Fixtures        5 years
                    Office Equipment              5 years
                    Leasehold Improvements        2-3 years

          Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income.

          d. Intangible Assets

          Intangible assets , which consist of the POWERx brand rights and proprietary software, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their values. POWERx brand rights are being amortized over 5 years, while software development costs are being amortized over 3 years. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible assets are written down to fair value.

          e. Basic Loss per Share of Common Stock

          Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

          f. Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

            NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001




NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
          OPERATIONS - Continued

          g.  Provision for Taxes

          At December 31, 2000, the Company had net operating loss carryforwards of approximately $10,950,000 that may be offset against future taxable income through 2018. These carryforwards may be subject to  various limitations set by the Internal Revenue
          Service.   No tax benefit  has  been  reported  in  the  financial
          statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

            NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001




NOTE 1    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
          OPERATIONS - Continued

          it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

NOTE 2    RESTRICTED CASH

          Pursuant to the bankruptcy proceedings, the Company has one cash account totaling $14,212 at March 31, 2001 which has been attached by creditors or allocated for certain debt payments. This cash is being presented as restricted cash because the Company does not have full access to this account.

NOTE 3    GOING CONCERN

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $ 597,920 and an accumulated deficit of $ 13,003,094 as of March 31, 2001. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of the POWERx memberships through the Company's benefits network. The Company plans to secure financing for its acquisition strategy through the sale of its equity or issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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
          Three years after closing of a secondary public offering 175,015

            NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001

NOTE 4    PREFERRED STOCK - Continued

          On November 27, 2000 the Plan was confirmed. On January 22, 2001 the Plan was implemented, and each share of preferred stock was exchanged in accordance with the Plan. Holders of the Company's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Preferred Stock, Series B.

          Series A Preferred Stock, par value $.001 ("Series A"); 4,000,000 shares authorized; 1,869,802 shares have been issued, or in process of issuance; $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

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

NOTE 5    OPTIONS AND WARRANTS

          On November 27, 2000 the Plan was confirmed.  On   January  22,
          2001, the Plan was implemented, and all outstanding options and warrants outstanding at that time were cancelled.
          Subsequently, as a part of the Plan, the Company issued two series of warrants.

          Class A warrants were issued to each holder of Series A and Series B Preferred Stock in the ratio of one warrant for each share. There are 4,000,000 Class A warrants authorized; 2,528,066 Class A warrants issued and outstanding, or process of issuance, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an

            NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001



          exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock. Presently, no Class B warrants are outstanding.

          The Company has no outstanding stock options.

NOTE 6    RELATED PARTY TRANSACTIONS

          Under the Plan, the Company was advanced $255,750 by Medsmart Healthcare Network, Inc., a related party. This amount was shown in the financial statements as post petition notes payable. No interest accrued on this note, and it was repaid once the Plan is implemented.

          Upon implementation of the Plan and the acquisition of MedSmart, an affiliate of MedSmart, presently an affiliate of the Company, was owed a total of $60,839. These debts remain outstanding and are described below.

          The balance of accounts payable affiliate at  March  31, 2001 was
          $24,839  and  is  due  on  demand.   At  the date of acquisition,
          MedSmart had an outstanding balance of $36,000 due affiliate remaining from notes payable not converted to equity as a part of
          the acquisition.   This has been converted to promissory note with
          all principal due twelve months from the date of implementation of the plan, January 22, 2001. The note bears interest at the rate of 9%, payable monthly in arrears.

NOTE 7    LONG TERM NOTES PAYABLE

          As a part of the agreed settlement with one of the Company's pre-petition creditors, in addition to the issuance of Series A Preferred Stock and Warrants, the Company issued a seven year promissory note in the amount of $20,000 dated January 22, 2001. Payments of principal and interest are payable annually in arrears. The note bears interest at the rate of seven-year treasury bonds, presently 5.5%.

NOTE 8    PROFORMA FINANCIAL INFORMATION

          MedSmart was acquired by NHLT during the three month period ended March 31, 2001. Noted below are the ProForma results of Consolidated Net Income of the Company assuming MedSmart and NHLT had been combined at the beginning of the noted periods.

            NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001



NOTE 8    PROFORMA FINANCIAL INFORMATION - Continued

                                            Three Months Ended    Three Months Ended
                                               March 31, 2001       March 31, 2000
                                               --------------       --------------
          Revenue                              $     12,795          $    16,003
          Income(Loss)from continuing
           operations                          $   (433,308)            (279,141)
          Net Income (Loss) before
           Extraordinary Items                 $   (565,786)            (229,666)
          Extraordinary Items                  $  1,955,187                  -0-
          Net Income (Loss)                    $  1,389,401          $  (229,666)
          Basic Net Income (Loss)
           per Share                           $      0.007          $    (0.001)
          Fully Diluted Net Income
          (Loss) per Share                     $      0.006          $    (0.001)

NOTE 9    SUBSEQUENT EVENTS

          In May 2001 the Company entered into an agreement with New Benefits, Inc. ("New Benefits") to provide the back office capability to facilitate a high volume implementation of the Company's medical benefits discount program. This contract affiliation provides MedSmart with the capability to sell and distribute a large volume of membership discount cards quickly and efficiently, enabling prompt fulfillment of the Company's contracts. Under terms of the agreement, MedSmart will outsource certain administrative functions to New Benefits, including enrollment and processing of new members, fulfillment of membership kits, renewal notification and member support through live representatives. The Company intends to concentrate its efforts and resources on marketing and business development efforts in the future.

          On May 1, 2001 the Company approved a consulting agreement and retained First Advisors, Inc. ("First Advisors") of Austin, Texas, to provide business consultation services. Under terms of the agreement, First Advisors will assist and advise MedSmart with the specific goal of facilitating a high volume implementation of its medical discount program. In addition, First Advisors will assist the Company in attracting additional investment capital. First Advisors is a company controlled by Gary J. Davis, the Chief Executive Officer of the Company and an affiliate of the Company. The consulting agreement was approved by a majority of the disinterested Directors of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-QSB.

In January 2001, the Company implemented its confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Plan is attached to the Company's report on Form 8-K dated November 28, 2000. Upon implementation of the Plan, MedSmart became a wholly owned subsidiary of the Company. The Company plans to continue implementation of its business plan, operating through MedSmart. Historically, MedSmart has had one operating division, POWERx, which offers discounts on a wide array of medical and supplemental benefits for consumers. Through membership in POWERx, the Company made available different medical products, services and supplies at discounts up to 50% below retail. The POWERx Medical Benefits Network is fully operational and all of its products and services are available. The majority of the Company's revenues have been generated from sales of POWERx memberships and not through the use of the card. The acquisition of MedSmart and implementation of the Plan are described in the Company's report on Form 8-K dated January 22, 2001, which was filed with the SEC on February 9, 2001, and on Amendment No. 2 to the January 22 8-K, which was filed with the SEC on May 2, 2001.

In May 2001, the Company entered an agreement with New Benefits, Inc., under which the Company will outsource most of the its back office functions including enrollment and processing of new members, fulfillment of membership kits, renewal notification and member support. Under this agreement, the Company will market the New Benefits medical discount network in addition to its POWERx network. Under terms of the agreement, New Benefits receives a share of gross revenue generated from the sale of each membership card and, in return, bears its own cost of providing the back office services to enroll, maintain, service and renew each member. In the future the Company intends to concentrate its efforts and resources on marketing and business development, with support services outsourced to New Benefits, rather than funded and maintained internally.

Also on May 7, 2001, the Company entered a consulting agreement with First Advisors, Inc., of Austin, Texas to provide business consultation services. First Advisors will assist and advise MedSmart with the goal of facilitating a high volume implementation of its medical benefits discount program. In addition, First Advisors will assist the Company in attracting additional investment capital, refining the Company's marketing and sales plans and establishing strategic relationships with prospective suppliers, customers and distribution partners. First Advisors is an affiliate of Gary
J. Davis, the Chief Executive Officer of the Company. The consulting agreement with First Advisors was approved by a majority of the disinterested Directors of the Company.

When the Plan was implemented in January 2001, the Company received a cash infusion of $600,000 from the sale of its common stock, for payment of administrative claims associated with the Chapter 11 proceeding and for use as operating capital. This amount has proved inadequate to fund the Company's operations. Continued operation of the Company will require additional debt or equity funding to enable it to properly deploy POWER{X}.

                           RESULTS OF OPERATIONS

The following table set forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three months periods ended March 31, 2001 and 2000. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                   Three Months Ended   Three Months Ended
                                     March 31, 2001       March 31, 2000
                                     --------------       --------------

Sales                                     100%                 100%
Cost of Sales                              23                    5
Gross Profit                               77                   95
Operating Expenses                     (3,063)               1,292
Income (loss) from operations          (2,986)              (1,197)
Other income (expenses)                (1,034)               2,239
Net income (loss)                      11,260                1,042


    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001, AS
             COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Total revenue of $12,795 for the three months ended March 31, 2001 ("first quarter of 2001") represents a 265% increase from total revenue of $3,504 for the three months ended March 31, 2000 ("first quarter of 2000"). This increase is primarily attributed to the increase in POWER{X} sales in first quarter 2001 effected by MedSmart as a result of the POWERx sale to MedSmart in October 1999. For the most part, the Company had no other operating business during first quarter 2001 and concentrated its efforts on completing and implementing the Plan. Subsequent to implementating the Plan, the Company has changed the focus of its marketing efforts. Historically, the Company has marketed directly to consumers and to employer groups. In the future the Company expects to concentrate its marketing efforts on developing relationships with strategic distribution partners with established distribution networks. The Company expects to implement these relationships on a basis where the distribution partners will bear their own cost of marketing in return for a share of gross revenue from membership sales. Because the Company does not intend to market directly to consumers in the future, it is anticipated that the Company will realize only nominal revenues until such time as it can implement initiatives with strategic distribution partners.

 Cost of sales (as a percentage of total revenue) increased from 5% for first quarter 2000 to 23% in first quarter 2001. This increase in 2001 occurred because first quarter 2000 royalty income, unlike sales benefit memberships, had no cost of sales associated with it.

Operating expenses for first quarter 2001 increased 765% when compared with the same period for 2000. The 2001 number is consolidated and includes the operating costs of MedSmart, while the first quarter 2000 are not consolidated and only include the costs for NHLT. During the three months ended March 31, 2000, NHLT had no operations or employees other than the Chief Financial Officer. The low level of expense in first quarter 2000 was attributed to the substantial elimination of operations for the Company upon sale of POWERx to MedSmart in 1999, because of the bankruptcy, and the Chief Financial Officer being the only employee of NHLT during that period. The Company shared offices with MedSmart and had no rent expense in 2000 due to the reduction of personnel, and the elimination of marketing and advertising expenses due to discontinuing sales activities

Interest Expense declined by 80% in first quarter 2001 vs. first quarter 2000 principally due to the forgiveness of debt that occurred as part of the implementation of the Plan.

Other expense during first quarter 2001 was $132,378 versus Other net income of $78,463 in first quarter 2000, a net change of $(211,021) in
Other income (expense) from period to period.   Other expense recorded in
the first quarter of 2001 includes a non-cash charge of $182,778 resulting from the issuance of a comparable amount of common stock to satisfy certain anti-dilution provisions to certain shareholders that were included in the Plan. In addition, at the time of the Plan implementation and the acquisition of MedSmart on January 22, 2001, MedSmart had recorded an operating loss through January 22, 2001 of $51,307. Since this amount was incurred prior to acquisition, in the consolidated financial statements it is a direct entry to equity and reduces the overall consolidated loss attributed to MedSmart and included in loss from operations for the quarter ended March 31, 2001. Accordingly, $51,307 is recorded in other income as "Subsidiary loss incurred prior to acquisition". During the first quarter 2000, the Company recorded $83,035 in other income from the cancellation of common stock, while the Company had no cancellations of common stock in the first quarter of 2001.

Net income before extraordinary items declined from first quarter 2000 net income of $36,500 to a loss of $514,479 for first quarter 2001, a decline of 1,510 %. During both periods the Company recorded minimal revenue and the expenses for first quarter 2000 include only those of NHLT after it had sold the POWERx network to MedSmart and, therefore, Med
Smart was incurring the majority of POWERx operating expenses. As earlier noted, the operating expenses from MedSmart are consolidated into the results for first quarter 2001.

 Implementation of the Plan in first quarter 2001 resulted in an extraordinary gain for the Company that accounted for the significant increase Net income of the company for first quarter 2001 versus first quarter 2000. Under terms of the Plan approved by the Court, upon implementation, all creditors who had properly filed proofs of claim were issued equity units in settlement of their debts. At January 1, 2000 the Company carried on its books a total liability in pre-petition accruals of $4,344,951, representing all potential liabilities it had recorded prior to its bankruptcy filing. Upon implementation of the Plan the Company issued Series A Equity Units converting $1,969,802 in pre-petition accruals to equity. In addition the Company reserved $539,000 in contested claims, leaving these liabilities on its books in the pre-petition accruals liabilities account, until such time as the claims are resolved by the court. After giving effect to these adjustments, the Company had liabilities recorded on its books in the amount of $1,936,149 for which no debtor had filed a claim. Additionally, a $19,038 reduction in accounts payable resulted from a discount in legal administrative fees that the Company's bankruptcy attorney agreed to as a part of the settlement under
the Plan.   As these liabilities are no longer owing and were not resolved through the issuance of equity when the Plan was implemented, in first quarter 2001the Company reduced its pre-petition accrual liabilities account by $1,955,187 and recorded the same amount as an Extraordinary Gain.

The Company realized a net profit of $1,440,708 for the first quarter of 2001 versus net income of $36,500 for the first quarter of 2000. The profit in each year was the result of income from sources other than operations, in the 2000 quarter from the cancellation of common stock income and in the 2001 quarter from the forgiveness of debt income recorded upon implementation of the Plan.

                           NET OPERATING LOSSES

At December 31, 2000 the Company had accumulated approximately $10,950,000 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2018. In the event of certain changes in control of the Company, one of which may be deemed to have occurred as a result of the acquisition of MedSmart, there will be an annual limitation on the amount of net operating loss carryforward which can be used. No tax benefit has been reported in the financial statements for the first quarter of 2001 because the Company believes the carryforward may expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

                      LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at March 31,2001 was a negative $597,920 compared to a negative $4,642,731 at March 31, 2000. The reduction in working capital deficit is primarily related to events occurring as a result of implementation of the Plan. Pre-petition liabilities of $1,969,802 were discharged through the issuance of Series A Preferred Stock in settlement of debts. Pre-petition liabilities of $1,936,149 were written off and recorded as other income due to the fact that creditors had filed no bankruptcy claims or the amount accrued as a liability was in excess of the ultimate liability amount settled through the issuance of Series A Preferred Stock. Upon implementation of the plan, certain affiliates of the Company purchased 45,000,000 shares of newly issued common stock for total cash consideration of $600,000.
Approximately $300,000 of these proceeds were utilized to pay administrative claims of the bankruptcy, thus reducing accounts payable and accrued expenses-post petition by an equal amount. At March 31, 2001 the balance of the pre-petition accruals liability account is $539,000. This amount represents bankruptcy claims where the Company and creditors disagree on the amount of liability and the amount of Series A Preferred Stock to be issued in settlement of the claims. Ultimately, upon agreement or by judgment of the bankruptcy court, the final claim amounts owing these creditors will be determined. Under terms of the Plan, the Company does not anticipate that settlement of these claims will require new working capital, but, instead, the entire amount of such claims will be settled through the issuance of Series A Preferred units and the utilization of the $14,212 balance of restricted cash recorded at March 31, 2001. Net cash used in operating activities was $605,440 in first quarter 2001 compared to $36,423 in first quarter 2000. This increase relates primarily to the fact that first quarter 2001 operations include the consolidated activities of both NHLT and MedSmart, whereas first quarter 2000 includes activities of
only NHLT when it had one employee.   This increase in net cash used in
operations was funded through financing activities where the Company sold common stock for a total of $660,550 cash. The proceeds from sale of common stock included $60,550 in cash that was invested in MedSmart prior to its acquisition by NHLT, and ultimately was converted to MedSmart common stock which was exchanged for common stock of the Company. The $600,000 balance of common stock issuance occurred under the plan when the Company issued 45,000,000 shares for total consideration of $600,000 cash

The Company's ability to meet its working capital needs and continuation as a going concern during fiscal 2001 will depend primarily on its ability to obtain additional future financing and successful implementation of MedSmart's marketing, distribution and sale of POWERx cards and related products.

As of March 31, 2001, the Company had total assets of $441,270 and total stockholders' deficiency of $262,127, compared to March 31, 2000 at which time the Company had total assets of $169,200 and total stockholders' deficiency of $4,596,883. The increase in assets relates to assets acquired under the Plan including the acquisition of MedSmart and the cash proceeds received from the sale of common stock. The reduction in stockholder's deficiency resulted primarily from the effects of the implementation of the Plan with the settlement of $1,969,802 of liabilities in exchange for Series A Preferred units, write-off to income of un-claimed liabilities totaling $1,955,187 and proceeds from the sale of new common stock for cash.

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


PART II.  OTHER INFORMATION

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

In January 1999, a writ of execution for money judgment in the amount of $361,034 was entered against the Company in Bucks County, Pennsylvania, to collect a judgment against the Company from the Supreme Court of the State of New York, County of Nassau, in the case titled Schwartz, Berger and Berger vs. National Health and Safety Corporation (# 99000212). In the confirmed Plan, the judgment creditors were treated as unsecured creditors and are to receive Common Stock and Warrants in complete satisfaction of their claims. The judgment creditors have disputed the amount to be settled and action is presently pending before the United States Bankruptcy Court for the Eastern District of Pennsylvania.

On December 28, 2000, the Company, as plaintiff, filed suit in the United States Bankruptcy Court for the Eastern District of Pennsylvania, Bankruptcy No. 99-18339DWS, against Premuim Holdings, Inc.; HealthMed, Inc.; World Trust Investment;, the Beverly Century Trus;, Mitchell J. Stein, Esq.; Dennis J. Hawk; Rex Julian Beaber; Pan American Bank Corp;, R. Dennis Bowers, Barton Peck, Esq.; Al Simon; and, Leonard, Dicker & Schreiber, LLP. Some or all of the above parties are creditors and claimants in the Company's bankruptcy filing. In its petition the Company alleges that in April, 1998 it entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which it was to sell Premium Holdings, Stein and Hawk an aggregate 18,000,000 shares of its common stock. Contemporaneously therewith, the Company purportedly entered into a financing agreement (the "Receviables Financing Agreeement") with HealthMed, whereby HealthMed would provide up to $20 million in financing to the Company. A dispute arose among the parties with respect to the enforceability of the Stock Purchase Agreement and the Receivables Financing Agreement. Upon information and belief, HealthMed, Stein, Hawk, Premium Holdings, World Trust Investment, the Beverly Trust and Beaber are all affiliates of one another (collectively, the "Stein Group"). Under a September, 1998 settlement agreement, the Company paid to the Stein Group $300,000. On July 1, 1999 the Company filed its Bankruptcy Case. The Company alleges that it made transfers of interest to, or for, the Stein

Group for or on account of an antecedent debt owed by the Company before such transfers were made while the Company was insolvent within one year prior to its Bankruptcy filing. Such transfers were made while the Stein Group were insiders of the Company. Such transfers consisted of the execution and delivery of a Settlement Agreement; payment of $250,000 to HealthMed; inadvertent payment of $25,000 to Stein; and, payment of $25,000 to a settlement escrow account. The Company seeks avoidance of such transfers pursuant to Bankruptcy Code section 547 and judgment for such amount against the Stein Group pursuant to Bankruptcy Code section 550.
The Company seeks disallowance of all claims of the Stein Group against the Company in bankruptcy. The Company seeks judgment for the following: avoidance of the transfers; turnover of assets; money judgment against defendants for the amount of such avoided transfers or assets subject to turnover; disallowance of all claims of defendants against the Company; judgment declaring that such transfers are avoidable under Bankruptcy Code section 547; pre and post judgment interest at the applicable statutory rates; reasonable attorney's fees and costs in prosecuting this complaint and collecting any judgment thereon.

ITEM 2.   Changes in Securities and Use of Proceeds

The bankruptcy court confirmed the Company's Fourth Amended Joint Plan of Reorganization (the "Plan") on November 27, 2000. On January 22, 2001, the Plan was implemented, whereby the former shareholders of MedSmart HealthCare Network, Inc. ("MedSmart") exchanged all of their MedSmart stock for 130,000,000 shares of newly issued, unregistered Common Stock of the Company. This exchange , together with the contribution of $600,000 from new investors in return for the issuance of 45, 000,000 shares of newly issued, unregistered Common Stock of the Company, resulted in a change of control of the Company. The implementation of the Plan was reported on Form 8-K filed on February 9, 2001, as amended by Forms 8-KA filed on March 28, 2001 and April 3, 2001.

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

Series A Preferred Stock, par value $.001 ("Series A"); 4,000,000 shares authorized; 1,869,802 shares have been issued, or in process of issuance; $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

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

Class A warrants were issued to each holder of the Series A and Series B Preferred Stock and an additional 58,264 Class A warrants were issued to a pre-petition creditor as part of an agreed settlement. There are 4,000,000 Class A warrants authorized; and, 2,528,066 Class A warrants issued and outstanding, or process of issuance. Each Class A warrant allows the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock. No Class B warrants are outstanding.

All shares of stock, warrants and other Interests in the Company other than the common stock of the Company was cancelled as of January 22, 2001.

The proceeds of $600,000 cash received by the Company in exchange for the issuance of 45,000,000 newly issued, unregistered shares of Common Stock were utilized by the Company for the payment of administrative costs incurred in the bankruptcy and for general working capital purposes of the Company.

ITEM 5.   Other Information

On March 13, 2001, Greg Figaro resigned from the board of directors of the Company and its wholly owned subsidiary, MedSmart, In resigning from each board, Mr. Figaro expressed no disagreements with the Company or MedSmart on any matter relating to the Company's or MedSmart's operations, policies or practices. Mr. Figaro's former seat on the Company's board remains vacant. Mr. Figaro also resigned as chief financial officer of MedSmart on April 6, 2001.

ITEM 6.   Exhibits and Reports on Form 8-K

Certain of the Exhibits set forth in the following index are incorporated by reference.

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

27.1*    Financial Data Schedule.

----------
* Previously filed as an exhibit to the Company's report on Form 8-K dated January 22, 2001 and incorporated by reference herein.


(b)  Reports on Form 8-K

February 9, 2001, the Company filed an 8-K report dated January 22, 2001, reporting the implementation of the Plan of Reorganization, including the acquisition of MedSmart Healthcare Network, Inc. This report was amended on March 28, and April 4, 2001 to include historical financial statements for MedSmart and pro forma financial statements for the combined entities.

The Company filed another 8-K report dated February 8, 2001, reporting that it had terminated its former accountant and had retained Sprouse & Winn, LLP as its independent auditors. The Company also reported the election of new directors to its board, as part of the implementation of its Plan of Reorganization.

March 6, 2001, the Company filed Form 8-KA, Amendment No. 1 to Form 8-K filed on February 8, 2001, including the letter of March 6, 2001 from the Company's former accountants.

May 7, 2001, the Company filed Form 8-K announcing the signing of an agreement with New Benefits, Inc. to provide enrollment and processing for new members, fulfillment of membership kits, renewal notification, and member support and other administrative services for the Company's medical benefits discounts program. A press release announcing the change in the Company's offices and operations was included as an exhibit to this Report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH & SAFETY CORPORATION

Date: May _____, 2001               /s/ Gary Davis
                                   Gary Davis, President and
                                   Chief Executive Officer



Date: May_____, 2001               /s/ Roger Folts
                                  Roger Folts, Chief Financial Officer