Form 10QSB
period 2001-06-30
NATIONAL HEALTH & SAFETY CORP
filed 2001-08-17
CIK 901899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001 Commission File No. 0-24778

NATIONAL HEALTH & SAFETY CORPORATION

(Name of small business issuer in its charter)

Utah	87-0505222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Check whether the registrant filed all documents and report require to be filed Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At June 30, 2001, a total of 243,246,176 shares of registrant's Common Stock were outstanding.

Results of Operations for the Three and Six Months Ended June 30, 2001, as

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Financial Statements for the period ended June 30, 2001 have been prepared by the Company.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2001

(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 5,836
Accounts receivable, net	17,027
Prepaid expenses	3,172

Total Current Assets	26,035

PROPERTY AND EQUIPMENT, NET	33,026

OTHER ASSETS
POWERx brand acquisition costs	210,593
Software development	206,639
Less: accumulated amortization	(156,453)
260,779
Deposits	6,593

Total Other Assets, net	267,372

TOTAL ASSETS	$ 326,433

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2001

(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses - post petition	$ 47,096
Pre-petition accruals	162,800
Accounts payable to affiliate	60,442
Notes payable to affiliate	36,000
Capital leases - current portion	8,144
Long term liabilities - current portion	2,857
Total Current Liabilities	317,339

CAPITAL LEASE PAYABLE	13,771

LONGTERM NOTE PAYABLE	17,143
Total Liabilities	348,253

STOCKHOLDERS' DEFICIENCY
Preferred Stock; Series A; $.001 par value; 4,000,000 shares authorized
2,130,822 shares issued and outstanding	2,130
Preferred Stock; Series B; $.001 par value; 600,000 shares authorized
600,000 shares issued and outstanding	600
Common Stock; $.001 par value; 500,000,000 shares authorized
243,246,176 shares issued and outstanding	243,246
Additional paid-in capital	13,051,481
Accumulated deficit	(11,975,773)
Deficit accumulated during the development stage	(1,343,504)
Total Stockholders' Deficiency	(21,820)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 326,433

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From the Inception Of the Development Stage on January 1, 1999 Through June 30, 2001
	2001	2000	2001	2000
REVENUE
Sales - operations	$ 8,115	$ -0-	$ 20,910	$ 3,504	$ 101,478
Royalty revenue	-0-	-0-	-0-	-0-	514
Total Revenue	8,115	-0-	20,910	3,504	101,992
COST OF SALES	1,918	-0-	3,351	185	44,581
GROSS PROFIT	6,193	-0-	17,559	3,319	57,411
EXPENSES
General and administrative	279,213	50,030	639,109	95,312	3,259,209
Depreciation and amortization	32,370	-0-	65,937	-0-	68,015
Total Expenses	311,583	50,030	705,046	95,312	3,327,224
Loss from operations	(305,390)	(50,030)	(687,487)	(91,993)	(3,269,813)
OTHER INCOME (EXPENSE)
Gain (loss) on sale of assets	(9,904)	-0-	(9,904)	-0-	132,793
Subsidiary loss incurred prior to acquisition	-0-	-0-	51,307	-0-	51,307
Anti-dilution expense	-0-	-0-	(182,778)	-0-	(182,778)
Cancellation of Common Stock	-0-	-0-	-0-	83,035	-0-
Bad debt expense	-0-	-0-	-0-	-0-	(4,472)
Other	-0-	-0-	-0-	-0-	11,673
Interest expense	(893)	(4,607)	(1,800)	(9,179)	(37,401)
Total Other Income (Expense)	(10,797)	(4,607)	(143,175)	73,856	(28,878)

NET INCOME before Income Taxes	(316,183)	(54,637)	(830,662)	(18,137)	(3,298,691)
Income Taxes	-0-	-0-	-0-	-0-	-0-
NET INCOME (LOSS) before Extraordinary Gain	(316,187)	(54,637)	(830,662)	(18,137)	(3,298,691)
Extraordinary Gain	-0-	-0-	1,955,187	-0-	1,955,187
NET INCOME	$ (316,187)	$ (54,637)	$ 1,124,525	$ (18,137)	$ (1,343,504)
BASIC NET INCOME (LOSS) PER SHARE Before Extraordinary Gain	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.000)	$
BASIC NET INCOME PER SHARE Related to Extraordinary Gain	$ 0.000	$ 0.000	$ 0.009	$ 0.000
BASIC NET INCOME PER SHARE	$ (0.001)	$ (0.001)	$ 0.005	$ (0.000)
FULLY DILUTED NET INCOME PER SHARE	$ (0.001)	$ (0.001)	$ 0.005	$ (0.000)
Weighted Average Shares Outstanding	239,660,456	58,803,716	217,463,169	59,467,500

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From the Inception of the Development Stage on January 1, 1999 Through
	2001	2000	2001	2000	June 30, 2001
Cash Flows From Operating Activities
Net income (loss)	$ (316,183)	$ (54,637)	$ 1,124,525	$ (18,137)	$ (1,343,504)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	32,370	-0-	65,937	-0-	68,015
Expenses paid with preferred or common stock	188,500	-0-	371,278	-0-	1,013,083
Cancellation of stock	-0-	-0-	-0-	(83,035)	(83,035)
Extraordinary gain as a result of forgiveness of pre-petition accruals	-0-	-0-	(1,936,149)	-0-	(1,936,149)
Extraordinary gain as a result of forgiveness of administrative expenses	-0-	-0-	(19,038)	-0-	(19,038)
( Gain) Loss on Sale of assets	9,904	-0-	9,904	-0-	(132,793)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	14,212	31,637	14,212	36,693	-0-
(Increase) decrease in accounts receivable	(1,782)	5,666	125	5,508	14,368
(Increase) decrease in royalties receivable	-0-	-0-	-0-	-0-	41,000
(Increase) decrease in deposits	-0-	-0-	-0-	-0-	9,298
(Increase) decrease in prepaid expenses	5,922	-0-	(3,172)	-0-	(3,172)
Increase (decrease) in accounts payable & accrued expense	(20,657)	(23,995)	(355,645)	(18,781)	795,180
Increase (decrease) in accounts & notes payable affiliate	35,603	-0-	71,603	-0-	71,603

Net Cash (Used) by Operating Activities	(52,111)	(41,329)	(656,420)	(77,752)	(1,505,144)

CASH FLOWS FROM INVESTMENTS ACTIVITIES
Proceeds from sale of assets	-0-	36,000	-0-	66,000	30,000
Net Cash Provided by Investing Activities	-0-	36,000	-0-	66,000	30,000

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases payable	(2,100)	-0-	(4,130)	-0-	(4,130)
Proceeds from note receivable	-0-	-0-	-0-	-0-	120,000
Proceeds from loans payable, stockholder	-0-	-0-	-0-	-0-	48,000
Proceeds from notes payable - related party	-0-	-0-	-0-	12,000	503,663
Cash acquired on acquisition of subsidiary	-0-	-0-	4,361	-0-	4,361
Repayment of loans payable	-0-	-0-	-0-	-0-	(57,000)
Proceeds from issuance of common stock	-0-	-0-	660,550	-0-	862,750
Net Cash Provided by Financing Activities	(2,100)	-0-	660,781	12,000	1,472,644

INCREASE (DECREASE) IN CASH	(54,211)	(5,329)	4,361	248	2,500
CASH, BEGINNING OF Period	60,047	8,722	1,475	3,145	3,336
CASH, END OF Period	$ 5,836	$ 3,393	$ 5,836	$ 3,393	$ 5,836
CASH PAID DURING THE PERIOD FOR:
Interest	$ 893	$ 4,607	$ 1,800	$ 9,179	$ 19,304
Income taxes	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
NON - CASH FINANCING ACTIVITIES:
Issuance of common stock in payment of debt	$ -0-	$ -0-	$ -0-	$ -0-	$ 215,000
Issuance of common stock for services	$ 188,500	$ -0-	$ 188,500	$ -0-	$ 410,305
Options issued below market value	$ -0-	$ -0-	$ -0-	$ -0-	$ 420,000
Issuance of Series A Preferred Stock in payment of debt	$ 382,000	$ -0-	$ 2,251,802	$ -0-	$ 2,251,802
Issuance of Series B Preferred Stock on conversion	$ -0-	$ -0-	$ 600	$ -0-	$ 600
Issuance of Common Stock for MedSmart Acquisition	$ -0-	$ -0-	$ 475,000	$ -0-	$ 475,000
Issuance of Common Stock for Anti-dilution expense	$ -0-	$ -0-	$ 182,778	$ -0-	$ 182,778
Cancellation of Common Stock	$ -0-	$ (83,055)	$ -0-	$ (83,055)	$ (83,055)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

  Nature of Organization

The consolidated financial statements include, for the quarter ended June 30, 2001, the accounts of National Health & Safety Corporation ("NHLT") and its wholly owned subsidiary MedSmart HealthCare Network, Inc. ("MedSmart"), collectively, the "Company."

NHLT was incorporated on March 23, 1989. The Company's principal business activities consist of providing medical cost containment services to both institutional and consumer markets. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral.

On March 22, 1993 NHLT entered into a merger with State Policeman Annual Magazine, Inc. ("State"), whereby each share of NHLT's common and preferred stock was exchanged for one share of State's common and preferred stock. State is a company, which was organized under the laws of the State of Utah on May 14, 1983. Pursuant to the merger agreement, State amended its Articles of Incorporation to change its name to National Health & Safety Corporation. NHLT entered the development stage on January 1, 1999 per SFAS No. 7 because of the bankruptcy proceedings and the sale of NHLT's assets.

On July 1, 1999, National Health & Safety Corporation (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United states bankruptcy Court for the Eastern District of Pennsylvania, Case No.99-18339. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws have stayed while the Debtor continues business operations as debtor-in-possession. The balance of claims which have, to date, not been settled are reported in the June 30, 2001 balance sheet as "pre-petition accruals" in the amount of $162,800. On August 21, 2000, NHLT filed the Fourth Amended Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization (the "Plan") for consideration by NHLT's creditors and shareholders, and ultimate approval by the Bankruptcy Court.

On November 27, 2000 the Bankruptcy Court confirmed the Plan, and the Plan was implemented effective January 22, 2001.

The Plan was confirmed on November 27, 2000 and filed as an exhibit NHLT's Form 8-K, dated November 28, 2000, that reported the confirmation. On January 22, 2001 the Plan was implemented, whereby the former shareholders of MedSmart exchanged all of their MedSmart stock for a majority of the outstanding common stock of NHLT. MedSmart became a wholly owned subsidiary of the Company. This exchange, together with the contribution of $600,000 by the Co-Proponent of the Plan and other investors implemented the Plan.

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS - Continued

Details of the implementation of the Plan were included in a Form 8-K filed by the Company on April 9, 2001 and were supplemented by two subsequent amended filings of the Form 8-K. As a part of the implementation of the Plan various changes in corporate capital structure of NHLT occurred.

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

Series A Preferred Stock, par value $.001 ("Series A"); 4,000,000 shares authorized; 2,310,053 shares have been issued and 2,130,822 are presently outstanding; $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

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

Warrants, Class A and Class B, were issued to each holder of the Series A and Series B Preferred Stock. There are 4,000,000 Class A warrants authorized; 2,910,053 Class A warrants issued and outstanding, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

OPERATIONS - Continued

All shares of stock, warrants and other Interests in the Company other than the common stock of the Company was cancelled as of January 22, 2001.

MedSmart, a Nevada corporation, was incorporated on May 12, 1999. It's principal business activities consist of the marketing and distribution of discount card medical benefit memberships through its distribution network. MedSmart membership cards are designed to be a complementary benefit to most individual standard health insurance plans and corporate health and leisure benefit packages.

In October 1999, MedSmart acquired the rights to the POWERx brand name from NHLT, which at that time, was operated as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Pennsylvania. The sale of the POWERx brand name by NHLT and acquisition by the Company was approved by the bankruptcy court in August 1999. The Company also markets its discount card memberships under other private label brands, including the HealthVIP brand.

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

b. Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $8,200. Bad debts are written off in the period in which they are deemed un-collectible. Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

  Property and Equipment

  Property and equipment are stated at cost. Depreciation is provided using accelerated and straight-line methods, over the estimated useful life of each class of asset as follows:

  Computer Equipment 3 years

  Furniture and Fixtures 5 years

  Office Equipment 5 years

  Leasehold Improvements 2-3 years

  NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

  OPERATIONS - Continued

  Expenditures for repairs, maintenance and minor renewals are charged against income as incurred and expenditures for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income.

  d. Basic Income (Loss) per Share of Common Stock

  Basic income (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

For the Three Months Ended June 30, 2001
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(316,187)	239,660,456	$(0.001)

For the Three Months Ended June 30, 2000
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(54,637)	58,803,716	$(0.001)

For the Six Months Ended June 30, 2001
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$1,124,525	217,483,169	$0.005

For the Six Months Ended June 30, 2000
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(18,137)	59,467,500	$(0.000)

  Intangible Assets

  Intangible assets, which consist of the POWERx brand rights and proprietary software, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their values. POWERx brand rights are being amortized over 5 years, while software development costs are being amortized over 3 years. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible assets are written down to fair value.

  NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

  OPERATIONS - Continued

  Cash Equivalents

  The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

  Provision for Taxes

  At December 31, 2000, the Company had net operating loss carry-forwards of approximately $10,950,000 that may be offset against future taxable income through 2018. These carry-forwards may be subject to various limitations set by the Internal Revenue Service. No tax benefit has been reported in the financial statements, because the Company believes the carry-forwards may expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

  Unaudited Financial Statements

  The accompanying unaudited financial statements include all adjustments which in the opinion of management are necessary for a fair presentation and in order to make the financial statements not misleading.

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

  Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market-value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the

  NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

  OPERATIONS - Continued

  Company's financial statements.

  Bankruptcy Accounting

Since the Chapter 11 bankruptcy filing, the Company has applied the provisions in Statement of Position (SOP) 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 does not change the application of accepted accounting principles in the preparation of statements. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

NOTE 2 RESTRICTED CASH

Pursuant to the bankruptcy proceedings, the Company had one cash account totaling $14,212 at March 31, 2001 which had been attached by creditors or allocated for certain debt payments. This cash was being presented as restricted cash because the Company did not have full access to this account. This restricted cash was paid to the creditor as part of the overall claims settlement with this creditor approved by the Bankruptcy Court, during the three months ended June 30, 2001.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $ 291,304 and an accumulated deficit of $ 13,319,277 as of June 30, 2001. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of discount card memberships through the Company's benefits network. The Company plans to secure financing for its acquisition strategy through the sale of its equity or issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Series A Preferred Stock, par value $.001 ("Series A"); 4,000,000 shares authorized; 2,130,822 outstanding; $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation.

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

Class A warrants were issued to each holder of Series A and Series B Preferred Stock in the ratio of one warrant for each share. There are 4,000,000 Class A warrants authorized; 2,910,053 Class A warrants issued and outstanding, or process of issuance, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock. Presently, no Class B warrants are outstanding.

The Company has no outstanding stock options at June 30, 2001, however, on July 2, 2001 the Company's Board of Directors adopted an Incentive Stock Option Plan for certain management consultants under contract with First Advisors. See Note 9 "Subsequent Events."

NOTE 6 RELATED PARTY TRANSACTIONS

Upon implementation of the Plan and the acquisition of MedSmart, an affiliate of MedSmart, presently an affiliate of the Company, was owed a total of $60,839.

During the period ended June 30, 2001, this affiliate advanced the Company additional funds in the amount of $35,583. These debts remain outstanding and are described below.

The balance of accounts payable to affiliate at June 30, 2001 was $60,442 and is due on demand. At the date of acquisition, MedSmart had an outstanding balance of $36,000 due affiliate remaining from notes payable not converted to equity as a part of the acquisition. This has been converted to promissory note with all principal due twelve months from the date of implementation of the plan, January 22, 2001. The note bears interest at the rate of 9%, payable monthly in arrears.

On May 1, 2001 the Company approved a consulting agreement and retained First Advisors, Inc. ("First Advisors") of Austin, Texas, to provide business consultation services. Under terms of the agreement, First Advisors will assist and advise MedSmart with the specific goal of facilitating a high volume implementation of its medical discount program. First Advisors is a company controlled by Gary J. Davis, the Chief Executive Officer of the Company and an affiliate of the Company. The consulting agreement was approved by a majority of the disinterested Directors of the Company. The consulting agreement is for an initial term of one year, however, upon thirty days notice it may be cancelled by either the Company or First Advisors. Under terms of the consulting agreement First Advisors is to receive payment for services in the form of common stock registered under Form S-8 at a rate of 1,250,000 shares per month. During the three month period ended June 30, 2001, the Company issued 2,500,000 shares of common stock to First Advisors and recorded a charge to general and administrative expense of $77,500.

During the June 2001 quarter, the Company issued 1,500,000 shares of common stock to each of Eugene Rothchild and James Kennard, respectively. This stock bonus was issued as compensation for their efforts and work during the bankruptcy and reorganization of the Company. During the quarter the Company recorded a general and administrative expense in the amount of $111,000 related to this stock issuance. Both Mr. Rothchild and Mr. Kennard are directors of the Company.

NOTE 7 LONG TERM NOTES PAYABLE

As a part of the agreed settlement with one of the Company's pre-petition creditors, in addition to the issuance of Series A Preferred Stock and Warrants, the Company issued a seven year

NOTE 7 LONG TERM NOTES PAYABLE - Continued

promissory note in the amount of $20,000 dated January 22, 2001. Payments of principal and interest are payable annually in arrears. The note bears interest at the rate of seven-year treasury bonds, presently 5.5%.

NOTE 8 PRO FORMA FINANCIAL INFORMATION

MedSmart was acquired by NHLT during the three month and six month periods ended March 31, 2001 and June 30, 2001, respectively. Noted below are the Pro Forma results of Consolidated Net Income of the Company assuming MedSmart and NHLT had been combined at the beginning of the noted periods.

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Six Months Ended June 30, 2001	Six Months Ended June, 30, 2000
Revenue	$ 12,795	$ 16,003	$ 20,910	$ 27,606
Income (Loss)from continuing operations	$ (433,308)	$ (279,141)	$ (738,794)	$ (575,832)
Net Income (Loss) before Extraordinary Items	$ (565,786)	$ (229,666)	$ (881,969)	$ (633,809)
Extraordinary Items	$ 1,955,187	$ -0-	$ 1,955,187	$ -0-
Net Income (Loss)	$ 1,389,401	$ (229,666)	$ 1,073,218	$ (550,774)
Basic Net Income (Loss) per Share	$ 0.007	$ (0.001)	$ 0.005	$ (0.0003)
Fully Diluted Net Income (Loss) per Share	$ 0.006	$ (0.001)	$ 0.005	$ (0.0003)

NOTE 9 SUBSEQUENT EVENTS

On July 2, 2001 the all disinterested members of the Company's Board of Directors unanimously adopted an Incentive Stock Option Plan for certain of the management consultants under contract with First Advisors. Total options for 25,000,000 shares of common stock were approved and granted to a total of five management consultants providing services to the Company. Options for a total of 8,333,333 shares were vested at the time of grant. The 16,666,667 total combined remaining options vest at the rate of twelve and one-half percent over each quarter for the next two years for each consultant, assuming continued service by the consultant. In the event that the grantee is terminated without cause or the Company is sold or merged all remaining options vest. In the event the grantee is terminated for cause, all unvested options will be cancelled. The exercise price of each option was fixed at $.025 per share, the closing bid price for the Company's common stock on the date of adoption of the plan.

NOTE 9 SUBSEQUENT EVENTS - Continued

Out of the total options granted, Gary J. Davis, the Chief Executive Officer of the Company, was granted options totaling 9,000,000 shares of which 3,000,000 were immediately vested. The remaining balance of 6,000,000 options granted Mr. Davis vest at the rate of 750,000 shares per quarter over the next two years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-QSB.

In January 2001, we implemented our confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the reorganization, the former shareholders of MedSmart exchanged all of their MedSmart stock for a majority of the outstanding common stock of NHLT. MedSmart became a wholly owned subsidiary of the Company. For accounting purposes, we treated NHLT as the acquirer of MedSmart in a purchase transaction. We allocated the amount of equity realized in the acquisition, $475,749, as the purchase price of the transaction. As a part of the implementation of the Plan various changes in corporate capital structure of NHLT occurred.

Holders of the Company's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Preferred Stock, Series B.

Pursuant to and effective upon implementation of the Plan, January 22, 2001, the Company authorized and issued certain new classes of securities as follows:

- The Company authorized the issuance of up to 500,000,000 common shares, par value $.001 and 50,000,000 shares of preferred stock, which may consist of one or more series. Cumulative voting of any shares of stock, whether common or preferred, is prohibited.

- Series A Preferred Stock, par value $.001 ("Series A"); 4,000,000 shares authorized; 2,310,053 shares have been issued and 2,130,822 are presently outstanding; $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

- Series B Preferred Stock, par value $.001 ("Series B"); 600,000 shares authorized and issued; $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each share of Series B is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

- Warrants, Class A and Class B, were issued to each holder of the Series A and Series B Preferred Stock. There are 4,000,000 Class A warrants authorized; 2,910,053 Class A warrants issued and outstanding, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.

- All shares of stock, warrants and other Interests in the Company other than the common stock of the Company were cancelled as of January 22, 2001.

Details of the implementation of the Plan were included in a Form 8-K filed by the Company on April 9, 2001 and were supplemented by two subsequent amended filings of the Form 8-K.

Subsequent to implementing the Plan, we have changed the focus of our marketing efforts. Historically, we have marketed directly to consumers and to employer groups. In the future we expect to concentrate our marketing efforts on developing relationships with strategic distribution partners with established distribution networks. These may include marketing companies and development of a larger network of independent brokers. We expect to implement these relationships on a basis where the distribution partners will bear their own cost of marketing in return for a share of gross revenue from membership sales. Because we do not intend to market directly to consumers in the future, we anticipate that we will realize only nominal revenues until we can implement initiatives with strategic distribution partners. During the second quarter of 2001, we executed an agreement with DM Benefit Group, LLC, a marketing company that markets and distributes benefit programs to the credit union industry. We also began the process of reorganizing our independent broker network on a regional basis and recruiting brokers within these regions to market the New Benefits discount network.

In May 2001, we entered an agreement with New Benefits, Inc., ("New Benefits") under which we will outsource most back office functions including enrollment and processing of new members, fulfillment of membership kits, renewal notification and member support. Under this agreement, we will market the New Benefits medical discount network under a new brand name - Health VIP - to replace the POWERx brand. Under terms of the agreement, New Benefits receives a share of gross revenue generated from the sale of each membership card and, in return, bears its own cost of providing the back office services to enroll, maintain, service and renew each member. In the future we intend to concentrate efforts and resources on marketing and business development, with support services outsourced to New Benefits, rather than funded and maintained internally. We intend to phase out our existing brand, POWERx.

Also in May 2001, we entered a consulting agreement with First Advisors, Inc., of Austin, Texas to provide business consultation services. First Advisors is wholly owned by Gary J. Davis, our Chief Executive Officer. First Advisors will assist and advise MedSmart with the goal of facilitating a high volume implementation of its medical benefits discount program. In addition, First Advisors will assist us in refining our marketing and sales plans and establishing strategic relationships with prospective suppliers, customers and distribution partners. The consulting agreement with First Advisors was approved by a majority of our disinterested directors. Mr. Davis is being compensated through our arrangement with First Advisors. Since March 2001, Mr. Davis has not received compensation directly from us for his services as CEO.

When the Plan was implemented in January 2001, we received a cash infusion of $600,000 from the sale of common stock, for payment of administrative claims associated with the Chapter 11 proceeding and for use as operating capital. This amount has proved inadequate to fund our operations. To continue operations, we will require additional debt or equity funding to enable us to properly deploy our discount card membership program.

Results of Operations

The following table sets forth our results of operations data expressed as a percentage of sales:

Three Months Ended Six Months Ended

June 30, 2001 June 30, 2000 June 30, 2001 June 30, 2000

Sales 100% 100% 100% 100%

Cost of sales 24 0 16 5

Gross profit 76 0 84 94

Operating expenses (3,839) 0 (3,371) (2,720)

(Loss) from operations (3,763) 0 (3,288) (2,625)

Other (expenses) (133) 0 (684) (262)

Net income (loss) (3,896) 0 5,377 (517)

Results of Operations for the Three and Six Months Ended June 30, 2001, as Compared to the Three and Six Months Ended June 30, 2000

Total revenues for the three and six month periods ended June 30, 2001 ("second quarter" and "first half" of 2001, respectively) were $8,115 and $20,910, respectively, compared to $0 and $3,504 for the corresponding 2000 periods. The $3,504 in sales reported for the first six months of 2000 represent monthly receipts for sales received during the first quarter 2000 for sales that were agreed to prior to October 1, 1999, the date we sold the POWERx network to MedSmart. After the first quarter, POWERx sales revenues were reflected in the books of MedSmart for the balance of 2000. The 2001 results also reflect our increased marketing activity to the existing POWERx broker network. For the most part, we concentrated our efforts in first half 2001 on completing and implementing the Plan, negotiating the contract with New Benefits and finalizing its go forward marketing plan.

Cost of sales for the second quarter and first half of 2001 were $1,918 and $3,351, respectively, compared to $0 and $185 for the comparable periods in 2000. In 2000, we had minimal cost and no operations after the POWERx sale in the first quarter. Going forward in 2001, we intend to outsource enrollment, fulfillment and customer service to New Benefits. Costs for these services will be paid on a revenue sharing, success basis as memberships are sold. In effect, we will pay for these services as a part of the wholesale purchase price of memberships paid to New Benefits, only when a new membership is sold. Under this arrangement we do not anticipate incurring significant, ongoing internal cost of sales related to increased personnel and infrastructure.

Operating expenses for the second quarter and first half of 2001 were $311,583 and $705,046, respectively, compared to $50,300 and $95,312 for the comparable periods of 2000. The reduced amounts in 2000 directly relate to our curtailed activities after sale of POWERx. During the six months ended June 30, 2000, we had no operations or employees other than the Chief Financial Officer and paid no rent because office space was shared with MedSmart without charge. The 2001 periods represent administrative staffing and costs related to resumption of the operating activities upon the acquisition of MedSmart in January 2000. During second quarter 2001, we terminated all operations and personnel in our Philadelphia office, consolidating the related activities in Austin, Texas. In comparing first and second quarter 2001, recurring operating expenses were significantly lower in the second quarter. Operating expenses for the second quarter included compensation expenses of $111,000 related to a one time payment in common stock to our directors for their efforts and work related to the bankruptcy and reorganization. The substantial increase in depreciation and amortization expense for 2001 periods compared to 2000 periods primarily relates to amortization costs related to the POWERx brand acquisition costs and software costs incurred by MedSmart to update our web site and membership management capabilities.

Other income (expense) for the first half of 2001 was $(143,175) compared to $73,856 for the first half of 2000, an increase of 281%. Other expense recorded in first half 2001 includes a $9,904 loss on sale of office equipment related to termination of our Philadelphia office and a non-cash charge of $182,778 resulting from the issuance of a comparable amount of common stock to satisfy certain anti-dilution provisions to certain shareholders that were included in our Plan of Reorganization. In addition, at the time of the Plan implementation and the acquisition of MedSmart on January 22, 2001, MedSmart had recorded an operating loss through January 22, 2001 of $51,307. Since this amount was incurred prior to acquisition, in the consolidated financial statements it is a direct entry to equity and reduces the overall consolidated loss attributed to MedSmart and included in loss from operations for first half 2001. Accordingly, $51,307 is recorded in other income as "Subsidiary loss incurred prior to acquisition." During the first quarter 2000, we recorded $83,035 in other income from the cancellation of common stock, while we had no cancellations of common stock in the first quarter of 2001.

Interest expense for the second quarter and first half of 2001 was $893 and $1,800, respectively, compared to $4,607 and $9,179 for the comparable periods in 2000. The decrease in interest expense principally relates to the reduction in our debt occurring as part of the bankruptcy reorganization.

Net loss before extraordinary items for the second quarter and first half of 2001 was $316,183 and $830,662, respectively, compared to losses of $54,637 and $18,137 for the comparable 2000 periods. In the first half of 2001 and 2000 we recorded minimal revenue. Income and expense for the second quarter of 2000 do not include income or expense attributable to POWERx, which had been sold to MedSmart. As earlier noted, the operating expenses from MedSmart are consolidated into the results for first quarter 2001.

Implementation of our Plan of Reorganization in January 2001 resulted in an extraordinary gain that accounted for the significant increase in our net income for first half 2001 versus first half 2000. Upon implementation of the Plan, all creditors who had allowed claims received equity units in settlement of their debts. At January 1, 2000, we carried a total liability in pre-petition accruals of $4,344,951, representing all potential liabilities we had recorded prior to filing for reorganization. Upon implementation of the Plan, we issued Series A Equity Units converting $1,969,802 in pre-petition accruals to equity. In addition, we reserved $539,000 in contested pre-petition claims, until the claims are resolved by the court. After giving effect to these adjustments, we had recorded liabilities of $1,936,149 for which no debtor had filed a claim. Additionally, a $19,038 reduction in accounts payable resulted from a discount in legal administrative fees that our bankruptcy attorney agreed to as a part of the settlement under the Plan. As these liabilities are no longer owing and were not resolved through the issuance of equity when the Plan was implemented, in first quarter 2001 we reduced its pre-petition accrual liabilities account by $1,955,187 and recorded the same amount as an Extraordinary Gain.

As a result of the extraordinary gain in the first quarter of 2001, we realized net income of $1,124,525 for first half 2001, versus a net loss of $18,137 for the first half of 2000.

Net Operating Losses

At December 31, 2000, we had accumulated approximately $10,950,000 of net operating loss carry-forwards, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards. The carry-forwards expire in the year 2018. In the event of certain changes in control, one of which may be deemed to have occurred as a result of our acquisition of MedSmart, there will be an annual limitation on the amount of net operating loss carry-forward which can be used. We reported no tax benefit the financial statements for first half 2001 because we believe the carry-forward may expire unused. Accordingly, the potential tax benefits of the loss carry-forward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

Historically, we have satisifed our working capital needs primarily through financing activities including private loans and raising capital through the sale of securities. Working capital at June 30, 2001, was a negative $291,304 compared to a negative $4,665,731 at June 30, 2000. The reduction in working capital deficit is primarily related to events occurring as a result of implementation of the Plan. During first half 2001 pre-petition liabilities of $2,351,802 were discharged through the issuance of Series A Preferred Stock in settlement of debts, this includes second quarter 2001 issuance of $382,000 and payment of $14,212 in restricted cash to settle claims in the quarter. Pre-petition liabilities of $1,936,149 were written off and recorded as extraordinary gain due to the fact that creditors had filed no bankruptcy claims or the amount accrued as a liability was in excess of the ultimate liability amount settled through the issuance of Series A Preferred Stock. At June 30, 2001, the balance of the pre-petition accruals liability account is $162,800. This amount represents bankruptcy claims where we and our creditors disagree on the amount of liability and the amount of Series A Preferred Stock to be issued in settlement of the claims. Ultimately, upon agreement or by judgment of the bankruptcy court, the final claim amounts owing these creditors will be determined. Under terms of the Plan, we do not anticipate that settlement of these claims will require new working capital, but, instead, the entire amount of such claims will be settled through the issuance of Series A Preferred.

Upon implementation of the Plan, certain of our affiliates purchased 45,000,000 shares of newly issued common stock for total consideration of $600,000. Approximately $300,000 of these proceeds were utilized to pay administrative claims of the bankruptcy, thereby reducing accounts payable and accrued expenses-post petition by an equal amount. The balance of cash received was utilized to for working capital to fund our operations during first half 2001.

Net cash used in operating activities for the second quarter and first half of 2001 was $54,211 and $660,550, respectively, compared with $41,329 and $77,752 for the comparable periods in 2000. These increases relate primarily to the fact that first half 2001 operations include the consolidated activities of both NHLT and MedSmart, whereas first quarter 2000 includes activities of only NHLT when we had one employee. This increase in net cash used in operations was funded through financing activities where we sold common stock for a total of $660,550 cash. The proceeds from sale of common stock included $60,550 in cash that was invested in MedSmart prior to our acquisition of it and ultimately was converted to MedSmart common stock, which was exchanged our common stock..

During the second half of 2001, a total of $371,278 of expenses were paid through the issuance of common stock. Other expense recorded for the first quarter 2001 includes a non-cash charge of $182,778 resulting from the issuance of a comparable amount of common stock to satisfy certain anti-dilution provisions for certain shareholders that were included in the Plan. During second quarter 2001, we recorded general and administrative expense of $77,500 related to issuance of 2,500,000 shares of common stock to First Advisors for consulting services. We also recorded general and administrative expense of $111,000 related to the issuance of a total of 3,000,000 shares of common stock to two of our directors for their work and efforts in directing us through our bankruptcy reorganization.

Our ability to meet working capital needs and continuation as a going concern during fiscal 2001 will depend primarily on its ability to obtain additional future financing and successful implementation of MedSmart's marketing, distribution and sale of discount card memberships and related products.

As of June 30, 2001, we had total assets of $326,433 and total stockholders' deficiency of $21,820, compared to June 30, 2000 at which time we had total assets of $90,568 and total stockholders' deficiency of $4,561,520. The increase in assets relates to assets acquired under the Plan including the acquisition of MedSmart and the cash proceeds received from the sale of common stock. The reduction in stockholder's deficiency resulted primarily from the effects of the implementation of the Plan with the settlement of $2,351,802 of liabilities in exchange for Series A Preferred units, write-off to income of un-claimed liabilities totaling $1,955,187, proceeds from the sale of new common stock for cash of $600,000, proceeds from the sale of common stock in settlement of affiliate debt of $60,550 and the payment of expenses totaling $371,278 through the issuance of common stock.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to continue as a viable concern post implementation of the Plan, our ability to obtain financing in order to implement our business plan and other risks detailed in our periodic report filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 1999, a writ of execution for money judgment in the amount of $361,034 was entered against us in Bucks County, Pennsylvania to collect a judgment against us from the Supreme Court of the State of New York, County of Nassau, in the case titled Schwartz, Berger and Berger vs. National Health and Safety Corporation (# 99000212). In the confirmed Plan, the judgment creditors were treated as unsecured creditors and were to receive Common Stock and Warrants in complete satisfaction of their claims. During second quarter 2001, all claims against us were settled by agreed order of the bankruptcy court under which the plaintiffs were awarded $14,212 cash and 382,000 Shares of Series A Preferred Stock and related warrants.

Item 2. Changes in Securities and Use of Proceeds

In the second quarter of 2001, we issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"):

On May 10, 2001, we awarded 3,000,000 shares of Common Stock to two directors as compensation for their services in completing the bankruptcy reorganization. We recorded $111,000 as compensation expense for issuing this stock. These shares were issued in reliance on Section 4(2) of the Securities Act in a privately negotiated transaction.

During the second quarter of 2001, we issued 2,500,000 shares of Common Stock to a consulting company owned by our president for consulting services rendered in managing the company. We recorded $77,500 compensation expense for the stock. These shares were issued pursuant to a contract for services negotiated between the parties in a private transaction, in reliance on Section 4(2) of the Securities Act.

In June 2001, we issued 382,000 shares of Series A Preferred Stock and related warrants under an agreed award by the bankruptcy court to settle a bankruptcy claim. These securities, including the securities underlying the warrants, are exempt from the registration provisions of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

During the second quarter of 2001, we issued 896,155 shares of Common Stock upon conversion of 179,231 shares of Series A Preferred Stock. Theses shares are exempt from the registration provisions of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 5. Other Information

On June 29, 2001, Roger H. Folts resigned his positions as Secretary, Treasurer and Chief Financial Officer. In resigning from his positions, Mr. Folts expressed no disagreements with the company or MedSmart on any matter relating to our or MedSmart's operations, policies or practices. Upon Mr. Folts's resignation, Jimmy E. Nix, II, a director of the company, was named our Treasurer and Chief Accounting Officer.

Item 6. Exhibits and Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Health & Safety Corporation

Date: August 17, 2001 Gary J. Davis

---------------------------------------------------------------

Gary J. Davis, President and Chief Executive Officer

Date: August 17, 2001 Jimmy Nix II

---------------------------------------------------------------

Jimmy E. Nix II, Chief Financial Officer