Form 10QSB
period 2001-09-30
NATIONAL HEALTH & SAFETY CORP
filed 2001-11-26
CIK 901899

As filed with the SEC on November 26, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001 Commission File No. 0-24778

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

Check whether the registrant filed all documents and report require to be filed Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At September 30, 2001, a total of 247,596,176 shares of registrant's Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Financial Statements for the period ended September 30, 2001 have been prepared by the Company.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

September 30, 2001

(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 612
Accounts receivable, net	14,888
Prepaid expenses	3,172

Total Current Assets	18,672

PROPERTY AND EQUIPMENT, NET	5,622

GOODWILL	1,268,730

OTHER ASSETS
POWERx brand acquisition costs	210,593
Software development	206,639
Less: accumulated amortization	(184,205)
233,027
Deposits	6,593

Total Other Assets, net	239,620

TOTAL ASSETS	$ 1,532,644

See Accompanying Notes to Financial Statements

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

September 30, 2001

(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 75,572
Administrative claims payable	20,000
Accounts payable to affiliate	24,839
Notes payable to affiliate	66,856
Total Current Liabilities	187,267

Pre-petition accruals	142,800
Long term notes payable	20,000
TOTAL LIABILITIES	350,067

STOCKHOLDERS' EQUITY
Preferred Stock; Series A; $.001 par value; 4,000,000 shares authorized
2,010,822 shares issued and outstanding	2,011
Preferred Stock; Series B; $.001 par value; 600,000 shares authorized
600,000 shares issued and outstanding	600
Common Stock; $.001 par value; 500,000,000 shares authorized
247,596,176 shares issued and outstanding	247,596
Additional paid-in capital	4,973,237
Paid in capital - reverse acquisition	782,090
Accumulated deficit	(1,519,419)
Deficit accumulated during the development stage	(3,303,538)
TOTAL STOCKHOLDERS' EQUITY	1,182,577

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,532,644

See Accompanying Notes to Financial Statements

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Inception Of the Development Stage on January 1, 1999 Through September 30, 2001
	2001	2000	2001	2000
REVENUE
Sales - operations	$ 3,495	$ 900	$ 24,405	$ 4,404	$ 104,973
Royalty revenue	-0-	-0-	-0-	-0-	514
Total Revenue	3,495	900	24,405	4,404	105,487
COST OF SALES	1,141	-0-	5,972	185	47,202
GROSS PROFIT	2,354	900	18,433	4,219	58,285
EXPENSES
General and administrative	121,630	42,384	759,260	137,696	3,379,360
Depreciation and amortization	29.909	-0-	95,847	-0-	97,925
Total Expenses	151,539	42,384	855,107	137,696	3,477,285
Loss from operations	(149,185)	(41,484)	(836,674)	(133,477)	(3,419,000)
OTHER INCOME (EXPENSE)
Gain (loss) on sale of assets	(3,330)	-0-	(13,234)	-0-	129,463
Subsidiary loss incurred prior to acquisition	-0-	-0-	187,045	-0-	187,045
Anti-dilution expense	-0-	-0-	(182,778)	-0-	(182,778)
Cancellation of Common Stock	-0-	-0-	-0-	83,035	-0-
Bad debt expense	-0-	-0-	-0-	-0-	(4,472)
Other	-0-	-0-	-0-	-0-	11,673
Interest expense	682	(4,689)	(1,118)	(13,868)	(36,719)
Total Other Income (Expense)	(2,648)	(4,689)	(10,085)	69,167	104,212
NET INCOME before Income Taxes	(151,833)	(46,173)	(846,759)	(64,310)	(3,314,787)
Income Taxes	-0-	-0-	-0-	-0-	-0-
NET INCOME (LOSS) before Extraordinary Gain	(151,833)	(46,173)	(846,759)	(64,310)	(3,314,788)
Extraordinary Gain	-0-	-0-	11,250	-0-	11,250
NET INCOME	$ (151,833)	$ (46,173)	$ (835,509)	$ (64,310)	$ (3,303,538)
BASIC NET IINCOME (LOSS) PER SHARE	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.001)
BASIC NET INCOME (LOSS) PER SHARE Related to Extraordinary Gain	$ (0.000)	$ (0.000)	$ (0.000)	$ (0.000)
BASIC NET INCOME (LOSS) PER SHARE	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.001)
FULLY DILUTED NET INCOME (LOSS) PER SHARE	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.001)
Weighted Average Shares Outstanding	245,021,719	58,803,716	226,797,679	59,467,500

See Accompanying Notes to Financial Statements

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Inception of the Development Stage on January 1, 1999 Through
	2001	2000	2001	2000	September 30, 2001
Cash Flows From Operating Activities
Net income (loss)	$ (151,833)	$ (46,173)	$ (835,509)	$ (64,310)	$ (3,303,538)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	29,909	-0-	95,846	-0-	97,924
Expenses paid with preferred or common stock	87,500	-0-	458,778	-0-	1,100,583
Cancellation of stock	-0-	-0-	-0-	(83,035)	(83,035)
Loss accrued prior to merger date	-0-	-0-	(135,735)	-0-	(135,735)
Extraordinary gain as a result of forgiveness of administrative expenses	-0-	-0-	(11,250)	-0-	(11,250)
( Gain) Loss on Sale of assets	3,300	-0-	13,234	-0-	(129,463)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	-0-	(1)	-0-	36,692	(14,212)
(Increase) decrease in accounts receivable	2,138	(34)	2,264	5,474	16,507
(Increase) decrease in royalties receivable	-0-	-0-	-0-	-0-	41,000
(Increase) decrease in other assets	-0-	-0-	-0-	-0-	-0-
(Increase) decrease in deposits	-0-	-0-	-0-	-0-	9,298
(Increase) decrease in prepaid expenses	-0-	-0-	(3,172)	-0-	(3,172)
Increase (decrease) in accounts payable/ acc. expenses	28,476	6,564	(312,957)	(12,217)	837,868
Increase (decrease) in accounts & notes payable affiliate	(4,746)	-0-	66,857	-0-	66,857
Increase (decrease) in current portion of capital leases	-0-	-0-	(4,130)	-0-	(4,130)
Net Cash (Used) by Operating Activities	(5,224)	(39,644)	(665,774)	(117,396)	(1,514,498)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Proceeds from sale of assets	-0-	-0-	-0-	-0-	30,000
Net Cash Provided by Investing Activities	-0-	-0-	-0-	-0-	30,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note receivable	-0-	-0-	-0-	-0-	120,000
Proceeds from loans payable, stockholder	-0-	-0-	-0-	-0-	48,000
Proceeds from notes payable - related party	-0-	13,100	-0-	25,100	503,663
Cash acquired on acquisition of subsidiary	-0-	-0-	4,361	-0-	4,361
Repayment of loans payable	-0-	-0-	-0-	-0-	(57,000)
Proceeds from issuance of common stock	-0-	-0-	660,550	-0-	862,750
Net Cash Provided by Financing Activities	-0-	13,100	664,911	25,100	1,481,774

INCREASE (DECREASE) IN CASH	(5,224)	(2,544)	(863)	(2,296)	(2,724)
CASH, BEGINNING OF Period	5,836	3,393	1,475	3,145	3,336
CASH, END OF Period	$ 612	$ 849	$ 612	$ 849	$ 612
CASH PAID DURING THE PERIOD FOR:
Interest	$ -0-	$ -0-	$ -0-	$ -0-	$ 16,597
Income taxes	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
NON - CASH FINANCING ACTIVITIES:
Issuance of common stock in payment of debt	$ -0-	$ -0-	$ -0-	$ -0-	$ 215,500
Issuance of common stock for services	$ 87,500	$ -0-	$ 276,000	$ -0-	$ 497,805
Options issued below market value	$ -0-	$ -0-	$ -0-	$ -0-	$ 420,000
Issuance of Series A Preferred Stock in payment of debt	$ -0-	$ -0-	$ 2,251,802	$ -0-	$ 2,251,802
Issuance of Series B Preferred Stock on conversion	$ -0-	$ -0-	$ 600	$ -0-	$ 600
Issuance of Common Stock for Anti-dilution expense	$ -0-	$ -0-	$ 182,778	$ -0-	$ 182,778
Cancellation of Common Stock	$ -0-	$ -0-	$ -0-	$ (83,055)	$ 83,035

See Accompanying Notes to Financial Statements

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

a. Nature of Organization

The consolidated financial statements include, for the quarter and nine months ended September 30, 2001, the accounts of National Health & Safety Corporation ("NHLT") and its wholly owned subsidiary MedSmart HealthCare Network, Inc. ("MedSmart"), collectively, the "Company."

As is discussed in detail below, upon implementation of NHLT's Bankruptcy Plan on January 22, 2001, the shareholders of MedSmart acquired control of the NHLT. For accounting purposes this combination has been treated as a "reverse acquisition" in accordance with APB 16, with MedSmart treated for accounting purposes as the acquiring company ("acquiror"). Medsmart acquired the 58,803,716 outstanding shares of common stock of NHLT at $.0133 per share for a total value of $782,090. This value was determined based on the simultaneous exchange by the shareholders of MedSmart of all the outstanding shares of MedSmart in consideration for the issuance of 130,000,000 NHLT common shares at an issuance price of $.0133 per share. This per share price is consistent with the per share price of $.0133 paid for the issuance of 45,000,000 common shares for cash consideration of $600,000 for the capital infusion required under the Plan. This valuation is also consistent with the total common stock and paid in capital of $1,795,208 which had been contributed in cash into MedSmart as of the date of implementation of the Plan.

Due to the fact that the actual cost to acquire NHLT was greater than the book value of assets acquired by MedSmart, a provision for Goodwill was recorded. When NHLT came out of bankruptcy, approximately $1,943,938 in claims were converted to equity due to the fact that no claim had been filed but bankruptcy amounts included all possible creditors with a possible claim. As such this amount was eliminated in order to reduce actual goodwill recorded on the acquisition by MedSmart. The computation of the provision for Goodwill recorded on the acquisition of NHLT by MedSmart was as follows:

Net assets of NHLT acquired	$ 114,398
Less liabilities acquired	(2,544,976)
Extraordinary gain on debt relief	1,943,938
Adjusted net assets of NHLT acquired	(486,640)
Acquisition price for NHLT	(782,090)
Provision for Goodwill	$ (1,268,730)

NHLT was incorporated on March 23, 1989. The Company's principal business activities consist of providing medical cost containment services to both institutional and consumer markets. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral.

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

OPERATIONS - Continued

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

On November 27, 2000 the Bankruptcy Court confirmed the Plan, and the Plan was implemented effective January 22, 2001.

The Plan was confirmed on November 27, 2000 and filed as an exhibit to NHLT's Form 8-K, dated November 28, 2000, that reported the confirmation. On January 22, 2001, the Plan was implemented, whereby the former shareholders of MedSmart exchanged all of their MedSmart stock for a majority of the outstanding common stock of NHLT. MedSmart became a wholly owned subsidiary of the Company. This exchange, together with the contribution of $600,000 by the Co-Proponent of the Plan and other investors implemented the Plan and resulted in a change of control of the Company.

Details of the implementation of the Plan and Change in Control of NHLT were included in a Form 8-K filed by the Company on April 9, 2001, and were supplemented by two subsequent amended filings of the Form 8-K. As a part of the implementation of the Plan various changes in corporate capital structure of NHLT occurred.

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

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

OPERATIONS - Continued

Series A Preferred Stock, par value $.001 ("Series A"); 4,000,000 shares authorized; 2,310,053 shares have been issued and 2,010,840 are presently outstanding; $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

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

All shares of stock, warrants and other Interests in the Company pre-bankruptcy were cancelled as of January 22, 2001, and the new shares of Series A, Series B and Common Stock were issued.

MedSmart, a Nevada corporation, was incorporated on May 12, 1999. Its principal business activities consist of the marketing and distribution of discount card medical benefit memberships through its distribution network. MedSmart membership cards are designed to be a complementary benefit to most individual standard health insurance plans and corporate health and leisure benefit packages.

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

d. Basic Income (Loss) per Share of Common Stock

Basic income (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

For the Three Months Ended September 30, 2001
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(151,833)	245,021,719	$(0.001)

For the Three Months Ended September 30, 2000
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$ (46,173)	58,803,716	$(0.001)

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

OPERATIONS - Continued

For the Nine Months Ended September 30, 2001
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(835,509)	226,797,679	$(0.004)

For the Nine Months Ended September 30, 2000
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(64,310)	59,467,500	$(0.001)

e. Intangible Assets

Intangible assets, which consist of the Goodwill acquired on the acquisition of NHLT and POWERx brand rights and proprietary software, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their values. POWERx brand rights are being amortized over 5 years, while software development costs are being amortized over 3 years. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible assets are written down to fair value.

f. Cash Equivalents

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

h. Unaudited Financial Statements

The accompanying unaudited financial statements include all adjustments which in the opinion of management are necessary for a fair presentation and in order to make the financial statements not misleading.

i. Estimates

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

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

OPERATIONS - Continued

j. Revenue Recognition

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

l. Bankruptcy Accounting

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

NOTE 2 RESTRICTED CASH

Pursuant to the bankruptcy proceedings, the Company had one cash account totaling $14,212 which had been attached by creditors or allocated for certain debt payments. This cash was being presented as restricted cash because the Company did not have full access to this account. This restricted cash was paid to the creditor as part of the overall claims settlement with this creditor approved by the Bankruptcy Court, during the nine months ended September 30, 2001.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $ 168,595 and an accumulated deficit of $ 4,822,957 as of June 30, 2001. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of discount card memberships through the Company's benefits network. The Company plans to secure financing for its acquisition strategy through the sale of its equity or issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Series A Preferred Stock, par value $.001 ("Series A"); 4,000,000 shares authorized; 2,010,840 outstanding; $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation.

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

NOTE 5 OPTIONS AND WARRANTS

On November 27, 2000, the Plan was confirmed. On January 22, 2001, the Plan was implemented, and all outstanding options and warrants outstanding at that time were cancelled. Subsequently, as a part of the Plan, the Company issued two series of warrants.

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

On July 2, 2001, the all disinterested members of the Company's Board of Directors unanimously adopted an Incentive Stock Option Plan for certain of the management consultants under contract with First Advisors. Total options for 25,000,000 shares of common stock were approved and granted to a total of five management consultants providing services to the Company. Options for a total of 8,333,333 shares were vested at the

NOTE 5 OPTIONS AND WARRANTS - Continued

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

NOTE 6 RELATED PARTY TRANSACTIONS

Upon implementation of the Plan and the acquisition of MedSmart, an affiliate of MedSmart, presently an affiliate of the Company, was owed a total of $91,695. The balance of accounts payable to the affiliate at September 30, 2001, was $24,839 and is due on demand. At the date of acquisition, MedSmart had an outstanding balance of $66,856 due to the affiliate remaining from notes payable not converted to equity as a part of the acquisition. This has been converted to a promissory note with all principal due twelve months from the date of implementation of the plan, January 22, 2001. The note bears interest at the rate of 9%, payable monthly in arrears.

On May 1, 2001, the Company approved a consulting agreement and retained First Advisors, Inc. ("First Advisors") of Austin, Texas, to provide business consultation services. Under terms of the agreement, First Advisors will assist in analyzing the current status of and recommending improvements for the Company and MedSmart. First Advisors is a company controlled by Gary J. Davis, the Chief Executive Officer of the Company and an affiliate of the Company. The consulting agreement was approved by a majority of the disinterested Directors of the Company. The consulting agreement is for an initial term of one year, however, upon thirty days notice it may be cancelled by either the Company or First Advisors. Under terms of the consulting agreement First Advisors is to receive payment for services in the form of common stock registered under Form S-8 at a rate of 1,250,000 shares per month. During the three month period ended September 30, 2001, the Company issued 3,750,000 shares of common stock to First Advisors and recorded a charge to general and administrative expense of $87,500.

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

NOTE 8 PRO FORMA FINANCIAL INFORMATION

MedSmart was acquired by NHLT during the three month and nine month periods ended March 31, 2001 and September 30, 2001, respectively. Noted below are the Pro Forma results of Consolidated Net Income of the Company assuming MedSmart and NHLT had been combined at the beginning of the noted periods.

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Revenue	$ 12,795	$ 16,003	$ 24,405	$ 40,939
Income (Loss)from continuing operations	$ (433,308)	$ (279,141)	$ (836,637)	$ (871,933)
Net Income (Loss) before Extraordinary Items	$ (565,786)	$ (229,666)	$ (1,033,804)	$ (874,933)
Extraordinary Items	$ 11,250	$ -0-	$ 11,250	$ -0-
Net Income (Loss)	$ (554,536)	$ (229,666)	$ (1,022,554)	$ (874,933)
Basic Net Income (Loss) per Share	$ (0.003)	$ (0.001)	$ (0.003)	$ (0.015)
Fully Diluted Net Income (Loss) per Share	$ (0.003)	$ (0.001)	$ (0.003)	$ (0.015)

NOTE 9 SUBSEQUENT EVENTS

Subsequent to September 30, 2001, NHLT settled an outstanding law suit with the Stein Group. In return for payment of $100,000 cash, NHLT issued a total of 13,093,964 shares of restricted common stock to the Stein Group and agreed to appoint a representative of the Stein Group to its board of directors. Settlement of this law suit will result in the elimination of $142,500 of accrued liabilities presently recorded on NHLT's books.

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

Also in May 2001, we entered a consulting agreement with First Advisors, Inc., of Austin, Texas to provide business consultation services. First Advisors is wholly owned by Gary J. Davis, our Chief Executive Officer. First Advisors will assist in analyzing the current status of and recommending improvements for the Company and MedSmart. In addition, First Advisors will assist us in refining our marketing and sales plans and establishing strategic relationships with prospective suppliers, customers and distribution partners. The consulting agreement with First Advisors was approved by a majority of our disinterested directors. Mr. Davis is being compensated through our arrangement with First Advisors. Since March 2001, Mr. Davis has not received compensation directly from us for his services as CEO.

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

Results of Operations

The following table sets forth our results of operations data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Sales	100%	100%	100%	100%
Cost of sales	33	0	23	4
Gross profit	67	100	77	96
Operating expenses	(4,336)	(4,709)	(3,504)	(3,127)
(Loss) from operations	(4,269)	(4,609)	(3,428)	(3,031)
Other (expenses)	(76)	(521)	(41)	(1,571)
Net income (loss)	(4,344)	(5,130)	(3,423)	(1,460)

Results of Operations for the Three and Nine Months Ended September 30, 2001, as Compared to the Three and Nine Months Ended September 30, 2000

Total revenues for the three and nine month periods ended September 30, 2001 ("third quarter" and "nine months" of 2001, respectively) were $3,495 and $24,405, respectively, compared to $900 and $4,404 for the corresponding 2000 periods. The $4,404 in sales reported for the nine months of 2000 represent monthly receipts for sales received during the first quarter 2000 for sales that were agreed to prior to October 1, 1999, the date we sold the POWERx network to MedSmart. For the most part, we concentrated our efforts in the nine months of 2001 on completing and implementing the Plan, negotiating the contract with New Benefits and finalizing its go forward marketing plan.

Cost of sales for the third quarter and nine months of 2001 were $1,141 and $5,972, respectively, compared to $0 and $185 for the comparable periods in 2000. In 2000, we had minimal cost and no operations after the POWERx sale in the first quarter. Going forward in 2001, we intend to outsource enrollment, fulfillment and customer service to New Benefits. Costs for these services will be paid on a revenue sharing, success basis as memberships are sold. In effect, we will pay for these services as a part of the wholesale purchase price of memberships paid to New Benefits, only when a new membership is sold. Under this arrangement we do not anticipate incurring significant, ongoing internal cost of sales related to increased personnel and infrastructure.

Operating expenses for the third quarter and nine months of 2001 were $151,539 and $855,107, respectively, compared to $42,384 and $137,696 for the comparable periods of 2000. During the nine months ended September 30, 2000, we had no operations or employees other than the Chief Financial Officer and paid no rent because office space was shared with MedSmart without charge. The 2001 periods represent administrative staffing and costs related to resumption of the operating activities upon the acquisition of MedSmart in January 2001. During second quarter 2001, we terminated all operations and personnel in our Philadelphia and Dallas offices, consolidating the related activities in Austin, Texas. In comparing second and third quarter 2001, recurring operating expenses were significantly lower in the third quarter. Operating expenses for the second quarter included compensation expenses of $111,000 related to a one time payment in common stock to our directors for their efforts and work related to the bankruptcy and reorganization. The substantial increase in depreciation and amortization expense for 2001 periods compared to 2000 periods primarily relates to amortization costs related to the POWERx brand acquisition costs and software costs incurred by MedSmart to update our web site and membership management capabilities and the amortization of goodwill incurred upon the acquisition of NHLT.

Other income (expense) for the nine months of 2001 was $(10,085) compared to $69,167 for the first nine months of 2000, a decrease of 785%. Other expense recorded in first half 2001 includes a $9,904 loss on sale of office equipment related to termination of our Philadelphia office and a non-cash charge of $182,778 resulting from the issuance of a comparable amount of common stock to satisfy certain anti-dilution provisions to certain shareholders that were included in our Plan of Reorganization, reduced by the elimination of net loss incurred prior to the acquisition of NHLT by MedSmart. During the nine months of 2000, we recorded $83,035 in other income from the cancellation of common stock, while we had no cancellations of common stock in the first quarter of 2001.

Interest expense (income) for the third quarter and nine months of 2001 was $(692) and $1,118, respectively, compared to $4,689 and $13,868 for the comparable periods in 2000. The decrease in interest expense principally relates to the reduction in our debt occurring as part of the bankruptcy reorganization.

Net loss before extraordinary items for the third quarter and nine months of 2001 was $151,833 and $846,759, respectively, compared to losses of $46,173 and $64,310 for the comparable 2000 periods. In the nine months of 2001 and 2000 we recorded minimal revenue. Income and expense for the nine months quarter of 2000 do not include income or expense attributable to POWERx, which had been sold to MedSmart. As earlier noted, the operating expenses from MedSmart are consolidated into the results for the nine months of 2001.

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

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs primarily through financing activities including private loans and raising capital through the sale of securities. Working capital at September 30, 2001, was a negative $168,595 compared to a negative $4,665,731 at September 30, 2000. The reduction in working capital deficit is primarily related to events occurring as a result of implementation of the Plan.

Upon implementation of the Plan, certain of our affiliates purchased 45,000,000 shares of newly issued common stock for total consideration of $600,000. Approximately $300,000 of these proceeds were utilized to pay administrative claims of the bankruptcy, thereby reducing accounts payable and accrued expenses-post petition by an equal amount. The balance of cash received was utilized to for working capital to fund our operations during the nine months of 2001.

Net cash used in operating activities for the third quarter and nine months of 2001 was $5,224 and $665,774, respectively, compared with $39,644 and $117,396 for the comparable periods in 2000. These increases relate primarily to the fact that the nine months 2001 operations include the consolidated activities of both NHLT and MedSmart, whereas the nine months of 2000 includes activities of only NHLT when we had one employee. This increase in net cash used in operations was funded through financing activities where we sold common stock for a total of $660,550 cash. The proceeds from sale of common stock included $60,550 in cash that was invested in MedSmart prior to our acquisition of it and ultimately was converted to MedSmart common stock, which was exchanged our common stock.

During the nine months of 2001, a total of $276,000 of expenses were paid through the issuance of common stock and a total of $182,778 of expenses was paid through the issuance of Series A Preferred Stock. Other expenses recorded for the nine months of 2001 include a non-cash charge of $182,778 resulting from the issuance of a comparable amount of common stock to satisfy certain anti-dilution provisions for certain shareholders that were included in the Plan. During third quarter 2001, we recorded general and administrative expenses of $87,500 related to issuance of 3,750,000 shares of common stock to First Advisors for consulting services.

Our ability to meet working capital needs and continuation as a going concern during fiscal 2001 will depend primarily on our ability to obtain additional future financing and successful implementation of MedSmart's marketing, distribution and sale of discount card memberships and related products.

As of September 30, 2001, we had total assets of $1,532,644 and total stockholders' equity $1,182,577, compared to September 30, 2000, at which time we had total assets of $64,059 and total stockholders' deficiency of $4,697,693. The increase in assets relates to assets acquired under the Plan including the acquisition by MedSmart of NHLT and the cash proceeds received from the sale of common stock. Out of our total assets of $1,532,644, intangible assets consisting of goodwill and POWERx brand and software assets total $1,501,757. The reduction in stockholder's deficiency resulted primarily from the effects of the implementation of the Plan with the settlement of $2,351,802 of liabilities in exchange for Series A Preferred units, write-off to income of un-claimed liabilities totaling $1,955,187, proceeds from the sale of new common stock for cash of $600,000, proceeds from the sale of common stock in settlement of affiliate debt of $60,550 and the payment of expenses totaling $458,778 through the issuance of common and preferred stock.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In the third quarter of 2001, we issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"):

During the third quarter of 2001, we issued 3,750,000 shares of Common Stock to a consulting company owned by our president for consulting services rendered in managing the company. We recorded $87,500 compensation expense for the stock. These shares were issued pursuant to a contract for services negotiated between the parties in a private transaction, in reliance on Section 4(2) of the Securities Act.

During the third quarter of 2001, we issued 599,910 shares of Common Stock upon conversion of 119,982 shares of Series A Preferred Stock. The Preferred Stock had been issued to claimants and interest holders pursuant to our bankruptcy reorganization, and the Common Stock issued in the conversion was exempt from the registration provisions of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Health & Safety Corporation

Date: November 16, 2001	Gary J. Davis
Gary J. Davis, President and Chief Executive Officer

Date: November 16, 2001	Jimmy Nix II
Jimmy E. Nix II, Chief Financial Officer