Form 10QSB/A
period 2001-03-31
NATIONAL HEALTH & SAFETY CORP
filed 2002-03-14
CIK 901899

As filed with the SEC on March 14, 2002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1 to Form 10-QSB

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

Check whether the registrant filed all documents and reports required to be filed Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At March 31, 2001, a total of 236,850,021 shares of registrant's Common Stock were outstanding.

TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Results of Operations	17
	Results of Operations for the Three Months Ended March 31, 2001, as Compared to the Three Months Ended March 31, 2000	17
	Net Operating Losses	19
	Liquidity and Capital Resources	19
	Inflation	20
	Risk Factors and Cautionary Statements	20

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities and Use of Proceeds	22
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		25

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited financial statements for the period ended March 31, 2001 have been prepared by the Company.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2001

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$60,047
Accounts receivable, net	15,245
Prepaid expenses	9,094
Total Current Assets	84,386

PROPERTY AND EQUIPMENT, NET	47,550

GOODWILL, NET	1,195,228

OTHER ASSETS
POWERx brand acquisition costs	210,593
Software development	206,639
Less: accumulated amortization	(128,703)
288,529
Restricted cash	14,212
Deposits	6,593
Total Other Assets, net	309,334
TOTAL ASSETS	$1,636,498

See accompanying notes to these financial statements.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

( A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2001

(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses - post petition	$73,540
Pre-petition accruals	539,000
Accounts payable to affiliate	24,839
Notes payable to affiliate	36,000
Capital leases - current portion	8,927
Long term liabilities - current portion	2,857
Total Current Liabilities	685,163

CAPITAL LEASE PAYABLE	15,091

LONGTERM NOTE PAYABLE	17,143
Total Liabilities	717,397

STOCKHOLDERS' DEFICIENCY
Preferred Stock; Series A; $.001 par value; 4,000,000 shares authorized	1,928
1,869,784 shares issued and outstanding
Preferred Stock; Series B; $.001 par value; 600,000 shares authorized	600
600,000 shares issued and outstanding
Common Stock; $.001 par value; 500,000,000 shares authorized	236,850
236,850,021 shares issued and outstanding
Additional paid-in capital	5,108,168
Accumulated deficit	(1,571,120)
Deficit accumulated during the development stage	(2,857,325)
Total Stockholders' Equity	919,101

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,636,498

See accompanying notes to these financial statements.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From the Inception of the Development Stage on January 1, 1999
	2001	2000	Through March 31, 2001
REVENUE
Sales - operations	$12,795	$3,504	$93,363
Royalty revenue	0	0	514
Total Revenue	12,795	3,504	93,877
COST OF SALES	2,913	185	44,143
GROSS PROFIT	9,882	3,319	49,734
EXPENSES
General and administrative	358,416	45,282	3,061,551
Depreciation and amortization	45,640	0	47,718
Total Expenses	404,056	45,282	3,109,269
Loss from operations	(394,174)	(41,963)	(3,059,535)
OTHER INCOME (EXPENSE)
Gain on sale of assets	0	0	142,697
Subsidiary loss incurred prior to		0	0
acquisition	169,525	0	169,525
Anti-dilution expense	(182,778)	0	(182,778)
Cancellation of Common Stock	0	83,035	83,035
Bad debt expense	0	0	(4,472)
Other		0	11,673
Interest expense	(907)	(4,572)	(36,508)
Total Other Income (Expense)	(14,160)	78,463	183,172
NET INCOME before Income Taxes	$(408,334)	$36,500	$(2,876,363)
Income Taxes	0	0	0
NET INCOME (LOSS) before Extraordinary Gain	$(408,334)	$36,500	$(2,876,363)
Extraordinary Gain	19,038	0	19,038
NET INCOME	$(389,296)	$36,500	$(2,857,325)
BASIC NET INCOME (LOSS) PER SHARE Before Extraordinary Gain
	$(0.002)	$0.001
BASIC AND DILUTED NET INCOME PER SHARE Related to Extraordinary Gain
	$0.000	$0.000
BASIC AND DILUTED NET INCOME PER SHARE	$(0.002)	$0.001
Weighted Average Shares Outstanding	193,327,591	58,803,716

See accompanying notes to these financial statements.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From the Inception of the Development Stage on January 1, 1999
	2001	2000	Through March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	($389,296)	$36,500	($2,857,325)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	45,640	0	47,718
Expenses paid with preferred or common stock	182,778	0	824,583
Cancellation of stock	0	(83,035)	(83,035)
Subsidiary loss incurred prior to acquisition	(69,525)	0	(169,525)
Extraordinary gain as a result of forgiveness of administrative expenses	(19,038)	0	(19,038)
Gain on Sale of assets	0	0	(142,697)

Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	0	5,056	(14,212)
(Increase) decrease in accounts receivable	1,911	(158)	16,154
(Increase) decrease in royalties receivable	0	0	41,000
(Increase) decrease in deposits	0	0	9,298
(Increase) decrease in prepaid expenses	(9,094)	0	(9,094)
Increase (decrease) in accounts payable & accrued expense	(237,687)	5,214	913,138
Increase (decrease) in accounts & notes payable affiliate	50,558	0	50,558
Net Cash (Used) by Operating Activities	(543,753)	(36,423)	(1,392,477)

CASH FLOWS FROM INVESTMENTS ACTIVITIES
Proceeds from sale of assets	0	30,000	30,000
Net Cash Provided by Investing Activities	0	30,000	30,000

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases payable	(2,036)	0	(2,036)
Proceeds from note receivable	0	0	120,000
Proceeds from loans payable, stockholder	0	0	48,000
Proceeds from notes payable - related party	0	12,000	503,663
Cash acquired on acquisition of subsidiary	0	0	4,361
Repayment of loans payable	0	0	(57,000)
Proceeds from issuance of common stock	600,000	0	802,200
Net Cash Provided by Financing Activities	597,964	12,000	1,419,188

See accompanying notes to these financial statements.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Three Months Ended March 31,		From the Inception of the Development Stage on January 1, 1999
	2001	2000	Through March 31, 2001
INCREASE (DECREASE) IN CASH	$54,211	$5,577	$56,711
CASH, BEGINNING OF PERIOD	5,836	3,145	3,336
CASH, END OF PERIOD	$60,047	$8,722	$60,047
CASH PAID DURING THE PERIOD FOR:
Interest	$907	$4,572	$17,504
Income taxes	0	0	0
NON - CASH FINANCING ACTIVITIES:	0	0
Issuance of common stock in payment of debt	0	0	$215,000
Issuance of common stock for services	0	0	$221,805
Options issued below market value	0	0	$420,000
Issuance of Series A Preferred Stock in payment of debt	$1,869,802	0	$1,869,802
Issuance of Series B Preferred Stock on conversion	$600	0	$600
Issuance of Common Stock for NHLT Acquisition	$782,090	0	$782,090
MedSmart debt converted to common stock	$1,580,149	0	$1,580,149
Acquisition of Goodwill with NHLT purchase	$1,207,301	0	$1,207,301
Fair value adjustment to retained earnings upon acquisition	$1,936,149	0	$1,936,149
Issuance of Common Stock for Anti-dilution expense	$182,778	0	$182,778
Cancellation of Common Stock	0	($83,035)	($83,035)

See accompanying notes to these financial statements.

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

As is discussed in detail below, upon implementation of NHLT's Bankruptcy Plan on January 22, 2001, the shareholders of MedSmart acquired control of the NHLT. For accounting purposes this combination has been treated as a "reverse acquisition" in accordance with APB 16, with MedSmart treated for accounting purposes as the acquiring company. MedSmart acquired the 58,803,716 outstanding shares of common stock of NHLT at $.0133 per share for a total value of $782,090. This value was determined based on the simultaneous exchange by the shareholders of MedSmart of all the outstanding shares of MedSmart in consideration for the issuance of 130,000,000 NHLT common shares at an issuance price of $.0133 per share. This per share price is consistent with the per share price of $.0133 paid for the issuance of 45,000,000 common shares for cash consideration of $600,000 for the capital infusion required under the Plan. This valuation is also consistent with the total common stock and paid in capital of $1,795,208 which had been contributed in cash into MedSmart as of the date of implementation of the Plan.

Because the actual cost to acquire NHLT was greater than the book value of assets acquired by MedSmart, a provision for goodwill was recorded. When NHLT came out of bankruptcy, approximately $1,936,149 in claims were converted to equity due to the fact that no claim had been filed but bankruptcy amounts included all possible creditors with a possible claim. As such this amount was eliminated in order to reduce actual goodwill recorded on the acquisition by MedSmart. The computation of the provision for goodwill recorded on the acquisition of NHLT by MedSmart was as follows:

Net assets of NHLT acquired	$ 631,204
Less liabilities acquired	(2,992,564)
Extraordinary gain on debt relief	1,936,149
Adjusted net assets of NHLT acquired	(425,211)
Acquisition price for NHLT	(782,090)
Provision for goodwill	$ (1,207,301)

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

On March 22, 1993, NHLT entered into a merger with State Policeman Annual Magazine, Inc. ("State") whereby each share of NHLT's common and preferred stock was exchanged for one share, of State's common and preferred stock. State was organized under the laws of the State of Utah on May 14, 1983. Pursuant to the merger agreement, State amended its Articles of Incorporation to change its name to National Health & Safety Corporation. NHLT entered the development stage on January 1, 1999, per SFAS No. 7 because of the bankruptcy proceedings and the sale of NHLT's assets.

On July 1, 1999, NHLT filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Pennsylvania, Case No. 99-18339. Under Chapter 11, certain claims against NHLT in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while NHLT continued business operations as debtor-in-possession. The balance of claims which have, to date, not been settled are reported in the March 31, 2001 balance sheet as "pre-petition accruals" in the amount of $539,000. On August 21, 2000, NHLT filed the Fourth Amended Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization (the "Plan") for its consideration by the NHLT's creditors and shareholders, and ultimate approval by the Bankruptcy Court.

On November 27, 2000, the Bankruptcy Court confirmed the Plan. The Plan was filed as an exhibit to NHLT's Form 8-K, dated November 28, 2000, that reported the confirmation. On January 22, 2001, the Plan was implemented, whereby the former shareholders of MedSmart exchanged all of their MedSmart stock for a majority of the outstanding common stock of NHLT. MedSmart became a wholly owned subsidiary of NHLT. This exchange, together with the contribution of $600,000 by a co-proponent of the Plan and other investors, implemented the Plan and resulted in a change of control of NHLT.

Details of the implementation of the Plan and change in control of NHLT were included in a Form 8-K filed by NHLT on April 9, 2001, and have been supplemented by four subsequent amended filings of the Form 8-K.

Pursuant to and effective upon implementation of the Plan, on January 22, 2001, several changes in NHLT's corporate structure occurred. All previously outstanding shares of stock, warrants and other interests in NHLT (other than the Common Stock) were canceled, and NHLT authorized and issued the following new securities:

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS - Continued

NHLT authorized the issuance of up to 500,000,000 common shares, par value $.001 and 50,000,000 shares of preferred stock, which may consist of one or more series. Cumulative voting of any shares of stock, whether common or preferred, is prohibited.

NHLT authorized the issuance of up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share, of which 1,869,784 shares have been issued. Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each Series A share is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

NHLT authorized and issued 600,000 shares of Series B Preferred Stock, par value $.001 per share. The Series B shares were issued in exchange for 14,363 shares of old NHLT Preferred Stock which were cancelled upon Plan implementation. Each Series B share has a $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

NHLT authorized Class A and Class B warrants, to be issued to each holder of the Series A and Series B Preferred Stock. There are 4,000,000 Class A warrants authorized; 2,528,066 Class A warrants issued and outstanding, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS - Continued

In October 1999, MedSmart acquired the rights to the POWERx brand name from NHLT which, at that time, was operated as debtor-in-possession under Chapter 11 of the Bankruptcy Code. The sale of the POWERx brand name by NHLT and acquisition by MedSmart was approved by the bankruptcy court in August 1999. When NHLT's Plan was confirmed and implemented, NHLT, through the combination with MedSmart, reacquired the rights to POWERx.

The Company is a development stage company as defined by SFAS No.7. As a development stage company, the Company devotes most of its activities to raising capital in order to fully implement the marketing and distribution plan as contemplated in NHLT's Plan.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS - Continued

Goodwill is being amortized over 25 years, POWERx brand rights are being amortized over 5 years, and software development costs are being amortized over 3 years. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible assets are written down to fair value.

e. Basic Loss per Share of Common Stock

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

f. Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

g. Provision for Taxes

At December 31, 2000, NHLT had net operating loss carryforwards of approximately $10,950,000 that may be offset against future taxable income through 2018. These carryforwards may be subject to various limitations set by the Internal Revenue Service. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $600,777 and an accumulated deficit of $4,428,445 as of March 31, 2001. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of discount card memberships through the Company's benefits network. The Company plans to secure financing for its acquisition strategy through the sale of its equity or issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 4 PREFERRED STOCK

In 1992, the Company entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of the Company and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. The stock was redeemable at $41.78 per share (aggregate - $600,086), payable as follows:

Upon closing of private placement issues	$50,011
Upon closing of secondary public offering	50,011
One year after closing of a secondary public offering	150,074
Two years after closing of a secondary public offering	174,975
Three years after closing of a secondary public offering	175,015

When NHLT's Plan was implemented on January 22, 2001, each share of preferred stock was exchanged in accordance with the Plan. Holders of the Company's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Series B Preferred Stock, described below.

Upon implementation of the Plan, NHLT authorized issuance of up to 50,000,000 shares of Preferred Stock, of which the following series have been designated and issued:

- NHLT designated up to 4,000,000 shares of Series A Preferred Stock, par value $.001. NHLT has issued 1,869,784 Series A shares. Each Series A share carries a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each Series A share is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

NOTE 4 PREFERRED STOCK - Continued

amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

- NHLT designated and issued 600,000 shares of Series B Preferred Stock, par value $.001. The Series B shares carry a $1.00 liquidation preference that is inferior to Series A but is preferred to Common Stock and all other series of stock ranking junior to Series B. Each share of Series B is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

NOTE 5 OPTIONS AND WARRANTS

When NHLT's Plan was implemented on January 22, 2001, all outstanding options and warrants outstanding at that time were cancelled. As a part of the Plan, NHLT issued two new series of warrants.

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

NOTE 6 RELATED PARTY TRANSACTIONS

Under the Plan, the Company was advanced $255,750 by MedSmart, a related party. This amount was shown in the financial statements as post petition notes payable. No interest accrued on this note, and it was repaid once the Plan was implemented. Upon implementation of the Plan and the acquisition of MedSmart, an affiliate of MedSmart, presently an affiliate of the

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

NOTE 6 RELATED PARTY TRANSACTIONS - Continued

Company, was owed a total of $91,695. The balance of accounts payable to affiliate at March 31, 2001, was $24,839 and is due on demand. At the date of acquisition, MedSmart had an outstanding balance of $36,000 due affiliate remaining from notes payable not converted to equity as a part of the acquisition. This has been converted to a promissory note with all principal due twelve months from the date of implementation of the plan, January 22, 2001. The note bears interest at the rate of 9%, payable monthly in arrears.

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

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Revenue	$12,795	$16,003
Income(Loss)from continuing operations	$(404,056)	$(279,141)
Net Income (Loss) before Extraordinary Items	$(408,334)	$(229,666)
Extraordinary Items	$19,038	$0
Net Income (Loss)	$(389,296)	$(229,666)
Basic Net Income (Loss) per Share	$(0.002)	$(0.001)
Fully Diluted Net Income (Loss) per Share	$(0.002)	$(0.001)

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

In January 2001, we implemented our confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Plan is attached to the Company's report on Form 8-K dated November 28, 2000. The implementation of the Plan is described in the Company's report on Form 8-K dated January 22, 2001, which was filed with the SEC on February 9, 2001, and on four amendments to the 8-K.

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

In May 2001, we entered an agreement with New Benefits, Inc., under which we will outsource most back office functions including enrollment and processing of new members, fulfillment of membership kits, renewal notification and member support. Under this agreement, we will market the New Benefits medical discount network under a new brand name - Health VIP - to replace the POWERx brand. Under terms of the agreement, New Benefits receives a share of gross revenue generated from the sale of each membership card and, in return, bears its own cost of providing the back office services to enroll, maintain, service and renew each member. In the future we intend to concentrate our efforts and resources on marketing and business development, with support services outsourced to New Benefits, rather than funded and maintained internally. We intend to phase out our existing brand, POWERx.

Also in May 2001, we entered a consulting agreement with First Advisors, Inc., of Austin, Texas to provide business consultation services. First Advisors is wholly owned by Gary J. Davis, our chief executive officer. First Advisors will assist and advise MedSmart with the goal of facilitating a high volume implementation of its medical benefits discount program. In addition, First Advisors will assist us in refining our marketing and sales plans and establishing strategic relationships with prospective suppliers, customers and distribution partners. The consulting agreement with First Advisors was approved by a majority of our disinterested directors. Mr. Davis is being compensated through our arrange with First Advisors.

When the Plan was implemented in January 2001, we received a cash infusion of $600,000 from the sale of our common stock, for payment of administrative claims associated with the Chapter 11 proceeding and for use as operating capital. This amount has proved inadequate to fund our operations. To continue operations, we will require additional debt or equity funding to enable it to properly deploy our discount membership program.

Results of Operations

The following table set forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three months periods ended March 31, 2001 and 2000. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000
Sales	100%	100%
Cost of Sales	23%	5%
Gross Profit	77%	95%
Operating Expenses	(3,158)%	1,292%
Income (loss) from operations	(3,081)%	(1,197)%
Other income (expenses)	(111)%	2,239%
Net income (loss)	(3,043)%	1,042%

Results of Operations for the Three Months Ended March 31, 2001, as Compared to the Three Months Ended March 31, 2000

Total revenue of $12,795 for the three months ended March 31, 2001 ("first quarter of 2001") represents a 265% increase from total revenue of $3,504 for the three months ended March 31, 2000 ("first quarter of 2000"). This increase is primarily attributed to the increase in POWERx sales in first quarter 2001 effected by MedSmart as a result of the POWERx sale to MedSmart in October 1999. For the most part, the Company had no other operating business during first quarter 2001 and concentrated its efforts on completing and implementing the Plan. Subsequent to implementing the Plan, the Company has changed the focus of its marketing efforts. Historically, the Company has marketed directly to consumers and to employer groups. In the future the Company expects to concentrate its marketing efforts on developing relationships with strategic distribution partners with established distribution networks. The Company expects to implement these relationships on a basis where the distribution partners will bear their own cost of marketing in return for a share of gross revenue from membership sales. Because the Company does not intend to market directly to consumers in the future, it is anticipated that the Company will realize only nominal revenues until such time as it can implement initiatives with strategic distribution partners.

Cost of sales (as a percentage of total revenue) increased from 5% for first quarter 2000 to 23% in first quarter 2001. This increase in 2001 occurred because first quarter 2000 royalty income, unlike sales benefit memberships, had no cost of sales associated with it.

Operating expenses for first quarter 2001 increased 792% when compared with the same period for 2000. The 2001 number is consolidated and includes the operating costs of MedSmart, while the first quarter 2000 are not consolidated and only include the costs for NHLT. During the three months ended March 31, 2000, NHLT had no operations or employees other than the Chief Financial Officer. The low level of expense in first quarter 2000 was attributed to the substantial elimination of operations for the Company upon sale of POWERx to MedSmart in 1999, because of the bankruptcy, and the Chief Financial Officer being the only employee of NHLT during that period. The Company shared offices with MedSmart and had no rent expense in 2000 due to the reduction of personnel, and the elimination of marketing and advertising expenses due to discontinuing sales activities

Interest Expense declined by 80% in first quarter 2001 vs. first quarter 2000 principally due to the forgiveness of debt that occurred as part of the implementation of the Plan.

Other expense during first quarter 2001 was $14,160 versus Other net income of $78,463 in first quarter 2000, a net change of $(92,623) in Other income (expense) from period to period. Other expense recorded in the first quarter of 2001 includes a non-cash charge of $182,778 resulting from the issuance of a comparable amount of common stock to satisfy certain anti-dilution provisions to certain shareholders that were included in the Plan. In addition, at the time of the Plan implementation and the acquisition of NHLT on January 22, 2001, NHLT had recorded an operating loss through January 22, 2001 of $169,525. Since this amount was incurred prior to acquisition, in the consolidated financial statements it is a direct entry to equity and reduces the overall consolidated loss attributed to NHLT and included in loss from operations for first half 2001. Accordingly, $169,525 is recorded in other income as "Subsidiary loss incurred prior to acquisition." During the first quarter 2000, the Company recorded $83,035 in other income from the cancellation of common stock, while the Company had no cancellations of common stock in the first quarter of 2001.

Net income before extraordinary items declined from first quarter 2000 net income of $36,500 to a loss of $408,334 for first quarter 2001. During both periods the Company recorded minimal revenue and the expenses for first quarter 2000 include only those of NHLT after it had sold the POWERx network to MedSmart and, therefore, MedSmart was incurring the majority of POWERx operating expenses. As earlier noted, the operating expenses from MedSmart are consolidated into the results for first quarter 2001.

Under terms of the Plan approved by the Court, upon implementation, all creditors who had properly filed proofs of claim were issued equity units in settlement of their debts. At January 1, 2000 the Company carried on its books a total liability in pre-petition accruals of $4,344,951, representing all potential liabilities it had recorded prior to its bankruptcy filing. Upon implementation of the Plan the Company issued Series A Equity Units converting $1,969,802 in pre-petition accruals to equity. In addition the Company reserved $539,000 in contested claims, leaving these liabilities on its books in the pre-petition accruals liabilities account, until such time as the claims are resolved by the court. After giving effect to these adjustments, the Company had liabilities recorded on its books in the amount of $1,936,149 for which no debtor had filed a claim. Additionally, a $19,038 reduction in accounts payable resulted from a discount in legal administrative fees that the Company's bankruptcy attorney agreed to as a part of the settlement under the Plan. As these liabilities are no longer owing and were not resolved through the issuance of equity when the Plan was implemented, in the first quarter of 2001 the Company reduced its pre-petition accrual liabilities account by $1,955,187, and recorded $1,936,149 as a fair value adjustment to equity during the acquisition by MedSmart and $19,038 as an extraordinary gain.

The Company realized a net loss of $389,296 for the first quarter of 2001 versus net income of $36,500 for the first quarter of 2000. The profit in the first quarter of 2000 was the result of income from the cancellation of common stock income. The loss in the first quarter of 2001 was due to the operations for MedSmart that were not consolidated for the first quarter of 2000.

Net Operating Losses

At December 31, 2000, the Company had accumulated approximately $10,950,000 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2018. In the event of certain changes in control of the Company, one of which may be deemed to have occurred as a result of the acquisition of MedSmart, there will be an annual limitation on the amount of net operating loss carryforward which can be used. No tax benefit has been reported in the financial statements for the first quarter of 2001 because the Company believes the carryforward may expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at March 31,2001 was a negative $600,777 compared to a negative $4,642,731 at March 31, 2000. The reduction in working capital deficit is primarily related to events occurring as a result of implementation of the Plan. Pre-petition liabilities of $1,969,802 were discharged through the issuance of Series A Preferred Stock in settlement of debts. Pre-petition liabilities of $1,936,149 were recorded as a fair value adjustment to equity during the acquisition due to the fact that creditors had filed no bankruptcy claims or the amount accrued as a liability was in excess of the ultimate liability amount settled through the issuance of Series A Preferred Stock. Upon implementation of the plan, certain affiliates of the Company purchased 45,000,000 shares of newly issued common stock for total cash consideration of $600,000. Approximately $300,000 of these proceeds were utilized to pay administrative claims of the bankruptcy, thus reducing accounts payable and accrued expenses-post petition by an equal amount. At March 31, 2001 the balance of the pre-petition accruals liability account is $539,000. This amount represents bankruptcy claims where the Company and creditors disagree on the amount of liability and the amount of Series A Preferred Stock to be issued in settlement of the claims. Ultimately, upon agreement or by judgment of the bankruptcy court, the final claim amounts owing these creditors will be determined. Under terms of the Plan, the Company does not anticipate that settlement of these claims will require new working capital, but, instead, the entire amount of such claims will be settled through the issuance of Series A Preferred units and the utilization of the $14,212 balance of restricted cash recorded at March 31, 2001. Net cash used in operating activities was $543,753 in first quarter 2001 compared to $36,423 in first quarter 2000. This increase relates primarily to the fact that first quarter 2001 operations include the consolidated activities of both NHLT and MedSmart, whereas first quarter 2000 includes activities of only NHLT when it had one employee. This increase in net cash used in operations was funded through financing activities where the Company sold 45,000,000 shares of common stock for a total of $600,000 of cash.

The Company's ability to meet its working capital needs and continuation as a going concern during fiscal 2001 will depend primarily on its ability to obtain additional future financing and successful implementation of MedSmart's marketing, distribution and sale of POWERx cards and related products.

As of March 31, 2001, the Company had total assets of $1,636,498 and total stockholders' equity of $919,101, compared to March 31, 2000 at which time the Company had total assets of $169,200 and total stockholders' deficiency of $4,596,883. The increase in assets relates to assets acquired under the Plan including the acquisition of MedSmart and the cash proceeds received from the sale of common stock. Out of our total assets of $1,636,498, intangible assets consisting of goodwill and POWERx brand and software assets total $1,552,112. The reduction in stockholder's deficiency resulted primarily from the effects of the implementation of the Plan with the settlement of $1,969,802 of liabilities in exchange for Series A Preferred units, recording $1,936,149 as a fair value adjustment to equity during the acquisition by MedSmart and proceeds from the sale of new common stock for cash.

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

On December 28, 2000, the Company, as plaintiff, filed suit in the United States Bankruptcy Court for the Eastern District of Pennsylvania, Bankruptcy No. 99-18339DWS, against Premium Holdings, Inc., HealthMed, Inc., World Trust Investment, the Beverly Century Trust, Mitchell J. Stein, Esq., Dennis J. Hawk, Rex Julian Beaber, Pan American Bank Corp, R. Dennis Bowers, Barton Peck, Esq.; Al Simon; and, Leonard, Dicker & Schreiber, LLP. Some or all of the above parties are creditors and claimants in the Company's bankruptcy filing. In its petition the Company alleges that in April 1998 it entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which it was to sell Premium Holdings, Stein and Hawk an aggregate 18,000,000 shares of its common stock. Contemporaneously therewith, the Company purportedly entered into a financing agreement (the "Receivables Financing Agreement") with HealthMed, whereby HealthMed would provide up to $20 million in financing to the Company. A dispute arose among the parties with respect to the enforceability of the Stock Purchase Agreement and the Receivables Financing Agreement. Upon information and belief, HealthMed, Stein, Hawk, Premium Holdings, World Trust Investment, the Beverly Trust and Beaber are all affiliates of one another (collectively, the "Stein Group"). Under a September 1998 settlement agreement, the Company paid to the Stein Group $300,000. On July 1, 1999, the Company filed its Bankruptcy Case. The Company alleges that it made transfers of interest to, or for, the Stein Group for or on account of an antecedent debt owed by the Company before such transfers were made while the Company was insolvent within one year prior to its Bankruptcy filing. Such transfers were made while the Stein Group were insiders of the Company. Such transfers consisted of the execution and delivery of a Settlement Agreement; payment of $250,000 to HealthMed, inadvertent payment of $25,000 to Stein, and payment of $25,000 to a settlement escrow account. The Company seeks avoidance of such transfers pursuant to Bankruptcy Code section 547 and judgment for such amount against the Stein Group pursuant to Bankruptcy Code section 550. The Company seeks disallowance of all claims of the Stein Group against the Company in bankruptcy. The Company seeks judgment for the following: avoidance of the transfers, turnover of assets, money judgment against defendants for the amount of such avoided transfers or assets subject to turnover, disallowance of all claims of defendants against the Company, judgment declaring that such transfers are avoidable under Bankruptcy Code Section 547 pre and post judgment interest at the applicable statutory rates, reasonable attorney's fees and costs in prosecuting this complaint and collecting any judgment thereon.

Item 2. Changes in Securities and Use of Proceeds

The bankruptcy court confirmed the Company's Fourth Amended Joint Plan of Reorganization (the "Plan") on November 27, 2000. On January 22, 2001, the Plan was implemented, whereby the former shareholders of MedSmart HealthCare Network, Inc. ("MedSmart") exchanged all of their MedSmart stock for 130,000,000 shares of newly issued, unregistered Common Stock of the Company. This exchange, together with the contribution of $600,000 from new investors in return for the issuance of 45, 000,000 shares of newly issued, unregistered Common Stock of the Company, resulted in a change of control of the Company. The implementation of the Plan was reported on Form 8-K filed on February 9, 2001, as amended by Forms 8-KA filed on March 28, 2001 and April 3, 2001.

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

Certain of the Exhibits in the following index are incorporated by reference.

2.1*

Fourth Amended Joint Plan of Reorganization, In Re: National Health & Safety Corporation, Debtor, Case No. 99-18339-DWS, U.S. Bankruptcy Court, Eastern District of Pennsylvania, dated August 21, 2000, incorporated by reference to the Company's report on Form 8-K dated November 28, 2000.

2.2*	Fourth Amended Disclosure Statement, In Re: National Health & Safety Corporation, Debtor, Case No. 99-18339-DWS, U.S. Bankruptcy Court, Eastern District of Pennsylvania, dated August 21, 2000.

2.3*	Asset Purchase Agreement by and between MedSmart Healthcare Network, Inc., as Seller and National Health & Safety Corporation, as Purchaser, January 22, 2001.

2.4*	Order confirming Fourth Amended Joint Plan of Reorganization, dated November 27, 2000.
23
3.1*	Amended and Restated Articles of Incorporation, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

3.2*	Bylaw Amendment, adopted on January 22, 2001.

4.1*	Certificate of Designation for Series A Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

4.2*	Certificate of Designation for Series B Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

4.3*	Warrant Agreement, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

4.4*	Class A Warrant Certificate, dated January 22, 2001.

4.5*	Class B Warrant Certificate, dated January 22, 2001.

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

The Company filed another 8-K report dated February 8, 2001, reporting that it had terminated its former accountant and had retained Sprouse & Anderson, LLP (formerly known as Sprouse & Winn, LLP) as its independent auditors. The Company also reported the election of new directors to its board, as part of the implementation of its Plan of Reorganization.

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

NATIONAL HEALTH & SAFETY CORPORATION

Date: March 1, 2002	Gary Davis
Gary Davis, President and Chief Financial Officer

Date: March 1, 2002	Jimmy Nix, II
Jimmy Nix, II, Chief Financial Officer

10-QSB/A-1, March 31, 2001