Form 10QSB/A
period 2001-06-30
NATIONAL HEALTH & SAFETY CORP
filed 2002-03-14
CIK 901899

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

At June 30, 2001, a total of 243,246,176 shares of registrant's Common Stock were outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS	1

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17
	Results of Operations	18
	Results of Operations for the Three and Six Months Ended June 30, 2001, as Compared to the Three and Six Months Ended June 30, 2000	18
	Net Operating Losses	20
	Liquidity and Capital Resources	20
	Risk Factors and Cautionary Statements	22

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities and Use of Proceeds	22
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		23

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Financial Statements for the period ended June 30, 2001 have been prepared by the Company.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2001

(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 5,836
Accounts receivable, net	17,027
Prepaid expenses	3,172
Total Current Assets	26,035

PROPERTY AND EQUIPMENT, NET	33,026

GOODWILL, NET	1,183,155

OTHER ASSETS
POWERx brand acquisition costs	210,593
Software development	206,639
Less: accumulated amortization	(156,453)
260,779
Deposits	6,593

Total Other Assets, net	267,372

TOTAL ASSETS	$1,509,588

See accompanying notes to these financial statements.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2001

(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses - post petition	$ 47,099
Pre-petition accruals	162,800
Accounts payable to affiliate	60,442
Notes payable to affiliate	36,000
Capital leases - current portion	8,144
Long term liabilities - current portion	2,857
Total Current Liabilities	317,343

CAPITAL LEASE PAYABLE	13,771

LONGTERM NOTE PAYABLE	17,143
Total Liabilities	348,257

STOCKHOLDERS' DEFICIENCY
Preferred Stock; Series A; $.001 par value; 4,000,000 shares authorized
2,130,822 shares issued and outstanding	2,130
Preferred Stock; Series B; $.001 par value; 600,000 shares authorized
600,000 shares issued and outstanding	600
Common Stock; $.001 par value; 500,000,000 shares authorized
243,246,176 shares issued and outstanding	243,246
Additional paid-in capital	5,672,059
Retained Earnings	(1,571,120)
Deficit accumulated during the development stage	(3,185,584)
Total Stockholders' Equity	1,161,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,509,588

See accompanying notes to these financial statements.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended		From the Inception of the Development Stage on January 1, 1999 Through
	2001	2000	2001	2000	June 30, 2001
REVENUE
Sales - operations	$8,115	$0	$20,910	$3,504	$101,478
Royalty revenue	0	0	0	0	514
Total Revenue	8,115	0	20,910	3,504	101,992
COST OF SALES	1,922	0	3,351	185	46,065
GROSS PROFIT	6,193	0	17,559	3,319	55,927
EXPENSES
General and administrative	279,213	50,030	639,109	95,312	3,340,764
Depreciation and amortization	44,443	0	90,083	0	92,161
Total Expenses	323,656	50,030	729,192	95,312	3,432,925
Loss from operations	(317,463)	(50,030)	(711,633)	(91,993)	(3,376,998)
OTHER INCOME (EXPENSE)
Gain (loss) on sale of assets	(9,904)	0	(9,904)	0	132,793
Subsidiary loss incurred prior to acquisition	0	0	169,525	0	169,525
Anti-dilution expense	0	0	(182,778)	0	(182,778)
Cancellation of Common Stock	0	0	0	83,035	83,035
Bad debt expense	0	0	0	0	(4,472)
Other	0	0	0	0	11,673
Interest expense	(893)	(4,607)	(1,800)	(9,179)	(37,401)
Total Other Income (Expense)	(10,796)	(4,607)	(24,957)	73,856	172,376

NET INCOME before Income Taxes	(328,259)	(54,637)	(736,590)	(18,137)	(3,204,622)
Income Taxes	0	0	0	0	0
NET INCOME (LOSS) before Extraordinary Gain
	(328,259)	(54,637)	(736,590)	(18,137)	(3,204,622)
Extraordinary Gain	0	0	19,038	0	19,038
NET INCOME	$ (328,259)	$ (54,637)	$ (717,552)	$ (18,137)	$ (3,185,584)
BASIC NET INCOME (LOSS) PER SHARE Before Extraordinary Gain
	$ (0.001)	$ (0.001)	$ (0.003)	$ (0.000)
BASIC NET INCOME PER SHARE Related to Extraordinary Gain	$ 0.000	$ 0.000	$ 0.000	$ 0.000
BASIC NET INCOME PER SHARE	$ (0.001)	$ (0.001)	$ (0.003)	$ (0.000)
FULLY DILUTED NET INCOME PER SHARE	$ (0.001)	$ (0.001)	$ (0.003)	$ (0.000)
Weighted Average Shares Outstanding	239,660,456	58,803,716	217,463,169	59,467,500

See accompanying notes to these financial statements.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From the Inception of the Development Stage on January 1, 1999 Through June
	2001	2000	2001	2000	30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (328,259)	$ (54,637)	$ (717,552)	$ (18,137)	$ (3,185,584)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	44,443	0	90,083	0	92,161
Expenses paid with preferred or common stock	188,500	0	371,278	0	1,013,083
Cancellation of stock	0	0	0	(83,035)	(83,035)
Subsidiary loss incurred prior to acquisition	0	0	(169,525)	0	(169,525)
Extraordinary gain as a result of forgiveness of administrative expenses	0	0	(19,038)	0	(19,038)
( Gain) Loss on Sale of assets	9,904	0	9,904	0	(132,793)

Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	14,212	31,637	14,212	36,693	0
(Increase) decrease in accounts receivable	(1,779)	5,666	125	5,508	14,375
(Increase) decrease in royalties receivable	0	0	0	0	41,000
(Increase) decrease in deposits	0	0	0	0	9,298
(Increase) decrease in prepaid expenses	5,922	0	(3,172)	0	(3,172)
Increase (decrease) in accounts payable & accrued expense	(20,657)	(23,995)	(258,346)	(18,781)	892,481
Increase (decrease) in accounts & notes payable affiliate	35,603	0	25,611	0	25,611
Net Cash (Used) by Operating Activities	(52,111)	(41,329)	(656,420)	(77,752)	(1,505,138)

CASH FLOWS FROM INVESTMENTS ACTIVITIES
Proceeds from sale of assets	0	0	0	0	30,000
Net Cash Provided by Investing Activities	0	0	0	0	30,000

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases payable	(2,100)	0	(4,130)	0	(4,136)
Proceeds from note receivable	0	36,000	0	66,000	120,000
Proceeds from loans payable, stockholder	0	0	0	0	48,000
Proceeds from notes payable - related party	0	0	60,550	12,000	564,213
Cash acquired on acquisition of subsidiary	0	0	4,361	0	4,361
Repayment of loans payable	0	0	0	0	(57,000)
Proceeds from issuance of common stock	0	0	600,000	0	802,200
Net Cash Provided by Financing Activities	(2,100)	0	660,781	12,000	1,477,638

INCREASE (DECREASE) IN CASH	(54,211)	(5,329)	4,361	248	2,500
CASH, BEGINNING OF Period	60,047	8,722	1,475	3,145	3,336
CASH, END OF Period	5,836	3,393	5,836	3,393	5,836
CASH PAID DURING THE PERIOD FOR:
Interest	$ 893	$ 4,607	$ 1,800	$ 9,179	$ 19,304
Income taxes	0	0	0	0	0

See accompanying notes to these financial statements.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From the Inception of the Development Stage on January 1, 1999 Through June
	2001	2000	2001	2000	30, 2001

NON - CASH FINANCING ACTIVITIES:	$ 0	$ 0	$ 0	$ 0	$ 0
Issuance of common stock in payment of debt	0	0	0	0	215,000
Issuance of common stock for services	188,500	0	188,500	0	410,305
Options issued below market value	0	0	0	0	420,000
Issuance of Series A Preferred Stock in payment of debt	382,000	0	2,251,802	0	2,251,802
Issuance of Series B Preferred Stock on conversion	0	0	600	0	600
Issuance of Common Stock for NHLT Acquisition	0	0	782,090	0	782,090
MedSmart debt to converted common stock	0	0	1,580,149	0	1,580,149
Acquisition of goodwill with NHLT purchase	0	0	1,207,301	0	1,207,301
Fair value adjustment to retained earnings upon acquisition	0	0	1,936,149	0	1,936,149
Issuance of Common Stock for Anti-dilution expense	0	0	182,778	0	182,778
Cancellation of Common Stock	$ 0	$(83,055)	$ 0	$(83,055)	$ (83,055)

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

On November 27, 2000 the Bankruptcy Court confirmed the Plan. The Plan was filed as an exhibit to NHLT's Form 8-K, dated November 28, 2000, that reported the confirmation. On January 22, 2001 the Plan was implemented, whereby the former shareholders of MedSmart exchanged all of their MedSmart stock for a majority of the outstanding common stock of NHLT. MedSmart became a wholly owned subsidiary of NHLT. This exchange, together with the contribution of $600,000 by a co-proponent of the Plan and other investors, implemented the Plan and resulted in a change of control of NHLT.

Details of the implementation of the Plan and change of control of NHLT were included in a Form 8-K filed by NHLT on April 9, 2001 and have been supplemented by four subsequent amended filings of the Form 8-K.

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

NHLT authorized the issuance of up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share, of which 2,130,822 shares have been issued. Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each Series A share is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

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

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS - Continued

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

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS - Continued

d. Intangible Assets

Intangible assets, which consist of the goodwill acquired on the acquisition of NHLT and POWERx brand rights and proprietary software, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their values. Goodwill is being amortized over 25 years, POWERx brand rights are being amortized over 5 years, while software development costs are being amortized over 3 years. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible assets are written down to fair value.

e. Basic Income (Loss) per Share of Common Stock

Basic income (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

For the Three Months Ended June 30, 2001
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(328,259)	239,660,456	$(0.001)

For the Three Months Ended June 30, 2000
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(54,637)	58,803,716	$(0.001)

For the Six Months Ended June 30, 2001
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(717,752)	217,483,169	$(0.003)

For the Six Months Ended June 30, 2000
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(18,137)	59,467,500	$(0.000)

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS - Continued

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

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS - Continued

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

l. Unaudited Financial Statements

The accompanying unaudited financial statements include all adjustments which in the opinion of management are necessary for a fair presentation and in order to make the financial statements not misleading.

NOTE 2 RESTRICTED CASH

Pursuant to the bankruptcy proceedings, the Company had one cash account totaling $14,212 at March 31, 2001 which had been attached by creditors or allocated for certain debt payments. This cash was being presented as restricted cash because the Company did not have full access to this account. This restricted cash was paid to the creditor as part of the overall claims settlement with this creditor approved by the bankruptcy court during the three months ended June 30, 2001.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $291,307 and an accumulated deficit of $4,756,704 as of June 30, 2001. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of discount card memberships through the Company's benefits network. The Company plans to secure financing for its acquisition strategy through the sale of its equity or issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

When NHLT's Plan was implemented on January 22, 2001, each share of preferred stock was exchanged in accordance with the Plan. Holders of the Company's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Series B Preferred Stock, described as follows.

- Upon implementation of the Plan, NHLT authorized issuance of up to 50,000,000 shares of Preferred Stock, of which the following series have been designated and issued:

- NHLT designated up to 4,000,000 shares of Series A Preferred Stock, par value $.001. NHLT has 2,130,822 Series A shares issued and outstanding. Each Series A share carries a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each Series A share is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

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

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

NOTE 5 OPTIONS AND WARRANTS

When NHLT's Plan was implemented on January 22, 2001, all outstanding options and warrants were cancelled. As a part of the Plan, NHLT issued two new series of warrants.

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

The Company has no outstanding stock options at June 30, 2001, however, on July 2, 2001 the Company's Board of Directors adopted an Incentive Stock Option Plan for certain management consultants under contract with First Advisors. See Note 9, Subsequent Events.

NOTE 6 RELATED PARTY TRANSACTIONS

Upon implementation of the Plan and the acquisition of MedSmart, an affiliate of MedSmart, presently an affiliate of the Company, was owed a total of $91,695. The balance of accounts payable to affiliate at June 30, 2001 was $24,839 and is due on demand. At the date of acquisition, MedSmart had an outstanding balance of $66,856 due affiliate remaining from notes payable not converted to equity as a part of the acquisition. This has been converted to promissory note with all principal due twelve months from the date of implementation of the plan, January 22, 2001. The note bears interest at the rate of 9%, payable monthly in arrears.

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

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

NOTE 6 RELATED PARTY TRANSACTIONS - Continued

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

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Revenue	$ 12,795	$ 16,003	$ 20,910	$ 27,606
Income (Loss) from continuing operations	(404,056)	(279,141)	(711,633)	$ (575,832)
Net Income (Loss) before Extraordinary Items	(408,334)	(229,666)	(736,590)	$ (633,809)
Extraordinary Items	19,038	0	19,038	$ 83,035
Net Income (Loss)	$ (389,296)	$ (229,666)	$ (717,552)	$ (550,774)

Basic Net Income (Loss) per Share	$(0.002)	$(0.001)	$(0.003)	$(0.003)

Fully Diluted Net Income (Loss) per Share	$(0.002)	$(0.001)	$(0.003)	$(0.003)

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

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

In January 2001, we implemented our confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Plan is attached to the Company's report on Form 8-K dated November 28, 2000. The implementation of the Plan is described in the Company's report on Form 8-K dated January 22, 2001, which was filed with the SEC on February 9, 2001, and four amendments to the 8-K.

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

Results of Operations

The following table sets forth our results of operations data expressed as a percentage of sales:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Sales	100%	100%	100%	100%
Cost of sales	24%	0%	16%	5%
Gross profit	76%	0%	84%	94%
Operating expenses	(3,839)%	0%	(3,371)%	(2,720)%
(Loss) from operations	(3,763)%	0%	(3,288)%	(2,625)%
Other (expenses)	(133)%	0%	(684)%	(262)%
Net income (loss)	(3,896)%	0%	5,377%	(517)%

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

Cost of sales for the second quarter and first half of 2001 were $1,922 and $3,351, respectively, compared to $0 and $185 for the comparable periods in 2000. In 2000, we had minimal cost and no operations after the POWERx sale in the first quarter. Going forward in 2001, we intend to outsource enrollment, fulfillment and customer service to New Benefits. Costs for these services will be paid on a revenue sharing, success basis as memberships are sold. In effect, we will pay for these services as a part of the wholesale purchase price of memberships paid to New

Benefits, only when a new membership is sold. Under this arrangement we do not anticipate incurring significant, ongoing internal cost of sales related to increased personnel and infrastructure.

Operating expenses for the second quarter and first half of 2001 were $323,656 and $729,192, respectively, compared to $50,300 and $95,312 for the comparable periods of 2000. The reduced amounts in 2000 directly relate to our curtailed activities after sale of POWERx. During the six months ended June 30, 2000, we had no operations or employees other than the Chief Financial Officer and paid no rent because office space was shared with MedSmart without charge. The 2001 periods represent administrative staffing and costs related to resumption of the operating activities upon the acquisition of MedSmart in January 2000. During second quarter 2001, we terminated all operations and personnel in our Philadelphia office, consolidating the related activities in Austin, Texas. In comparing first and second quarter 2001, recurring operating expenses were significantly lower in the second quarter. Operating expenses for the second quarter included compensation expenses of $111,000 related to a one time payment in common stock to our directors for their efforts and work related to the bankruptcy and reorganization. The substantial increase in depreciation and amortization expense for 2001 periods compared to 2000 periods primarily relates to amortization costs related to the POWERx brand acquisition costs and software costs incurred by MedSmart to update our web site and membership management capabilities and the amortization of goodwill incurred upon the acquisition of NHLT.

Other income (expense) for the first half of 2001 was $(24,957) compared to $73,856 for the first half of 2000, a decrease of 134%. Other expense recorded in first half 2001 includes a $9,904 loss on sale of office equipment related to termination of our Philadelphia office and a non-cash charge of $182,778 resulting from the issuance of a comparable amount of common stock to satisfy certain anti-dilution provisions to certain shareholders that were included in our Plan of Reorganization. In addition, at the time of the Plan implementation and the acquisition of NHLT on January 22, 2001, NHLT had recorded an operating loss through January 22, 2001 of $169,525. Since this amount was incurred prior to acquisition, in the consolidated financial statements it is a direct entry to equity and reduces the overall consolidated loss attributed to NHLT and included in loss from operations for first half 2001. Accordingly, $169,525 is recorded in other income as "Subsidiary loss incurred prior to acquisition." During the first quarter 2000, we recorded $83,035 in other income from the cancellation of common stock, while we had no cancellations of common stock in the first quarter of 2001.

Interest expense for the second quarter and first half of 2001 was $893 and $1,800, respectively, compared to $4,607 and $9,179 for the comparable periods in 2000. The decrease in interest expense principally relates to the reduction in our debt occurring as part of the bankruptcy reorganization.

Net loss before extraordinary items for the second quarter and first half of 2001 was $328,259 and $736,590, respectively, compared to losses of $54,637 and $18,137 for the comparable 2000 periods. In the first half of 2001 and 2000 we recorded minimal revenue. Income and expense for the second quarter of 2000 do not include income or expense attributable to POWERx, which had been sold to MedSmart. As earlier noted, the operating expenses from MedSmart are consolidated into the results for first quarter 2001.

Upon implementation of the Plan, all creditors who had allowed claims received equity units in settlement of their debts. At January 1, 2000, we carried a total liability in pre-petition accruals of $4,344,951, representing all potential liabilities we had recorded prior to filing for reorganization. Upon implementation of the Plan, we issued Series A Equity Units converting $1,969,802 in pre-petition accruals to equity. In addition, we reserved $539,000 in contested pre-petition claims, until the claims are resolved by the court. After giving effect to these adjustments, we had recorded liabilities of $1,936,149 for which no debtor had filed a claim. Additionally, a $19,038 reduction in accounts payable resulted from a discount in legal administrative fees that our bankruptcy attorney agreed to as a part of the settlement under the Plan. As these liabilities are no longer owing and were not resolved through the issuance of equity when the Plan was implemented, in the first quarter of 2001the Company reduced its pre-petition accrual liabilities account by $1,955,187 and recorded $1,936,149 as a fair value adjustment to equity during the acquisition by MedSmart and $19,038 as an extraordinary gain.

The Company realized a net loss of $328,259 for the second quarter of 2001 versus a net loss of $54,637 for the first quarter of 2000. The increase in the net loss for the second quarter of 2001 was due to the operations for MedSmart that were not consolidated for the second quarter of 2000.

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

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs primarily through financing activities including private loans and raising capital through the sale of securities. Working capital at June 30, 2001, was a negative $291,307 compared to a negative $4,665,731 at June 30, 2000. The reduction in working capital deficit is primarily related to events occurring as a result of implementation of the Plan. During first half 2001 pre-petition liabilities of $2,351,802 were discharged through the issuance of Series A Preferred Stock in settlement of debts, this includes second quarter 2001 issuance of $382,000 and payment of $14,212 in restricted cash to settle claims in the quarter. Pre-petition liabilities of $1,936,149 were recorded as a fair value adjustment to equity during the acquisition due to the fact that creditors had filed no bankruptcy claims or the amount accrued as a liability was in excess of the ultimate liability amount settled through the issuance of Series A Preferred Stock. At June 30, 2001, the balance of the pre-petition accruals liability account is $162,800. This amount represents bankruptcy claims where we and our creditors disagree on the amount of liability and the amount of Series A Preferred Stock to be issued in settlement of the claims. Ultimately, upon agreement or by judgment of the bankruptcy court, the final claim amounts owing these creditors will be determined. Under terms of the Plan, we do not anticipate that settlement of these claims will require new working capital, but, instead, the entire amount of such claims will be settled through the issuance of Series A Preferred.

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

Net cash used in operating activities for the second quarter and first half of 2001 was $52,111 and $656,420, respectively, compared with $41,329 and $77,752 for the comparable periods in 2000. These increases relate primarily to the fact that first half 2001 operations include the consolidated activities of both NHLT and MedSmart, whereas first quarter 2000 includes activities of only NHLT when we had one employee. This increase in net cash used in operations was funded through financing activities where we sold common stock for $600,000 in cash.

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

As of June 30, 2001, we had total assets of $1,509,588 and total stockholders' equity of $1,161,331, compared to June 30, 2000 at which time we had total assets of $90,568 and total stockholders' deficiency of $4,561,520. The increase in assets relates to assets acquired under the Plan including the acquisition of MedSmart and the cash proceeds received from the sale of common stock. The reduction in stockholder's deficiency resulted primarily from the effects of the implementation of the Plan with the settlement of $2,351,802 of liabilities in exchange for Series A Preferred units, recording $1,936,149 as a fair value adjustment to equity during the acquisition by MedSmart, proceeds from the sale of new common stock for cash of $600,000, and the payment of expenses totaling $371,278 through the issuance of common stock.

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

NATIONAL HEALTH & SAFETY CORPORATION

Date: March 1, 2002	Gary J. Davis
Gary J. Davis, President and Chief Executive Officer

Date: March 1, 2002	Jimmy E. Nix, II
Jimmy E. Nix, II, Chief Financial Officer

10-QSB/A-1, June 30, 2001