Form 10QSB/A
period 2001-09-30
NATIONAL HEALTH & SAFETY CORP
filed 2002-03-14
CIK 901899

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

At September 30, 2001, a total of 247,596,176 shares of registrant's Common Stock were outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
	Results of Operations	18
	Results of Operations for the Three and Nine Months Ended September 30, 2001, as Compared to the Three and Nine Months Ended September 30, 2000	18
	Net Operating Losses	19
	Liquidity and Capital Resources	20
	Risk Factors and Cautionary Statements	21

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities and Use of Proceeds	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Financial Statements for the period ended September 30, 2001, have been prepared by the Company.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

September 30, 2001

(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 612
Accounts receivable, net	14,888
Prepaid expenses	3,172
Total Current Assets	18,672

PROPERTY AND EQUIPMENT, NET	5,622

GOODWILL	1,207,301
Less: accumulated amortization	(36,219)
1,171,082

OTHER ASSETS
POWERx brand acquisition costs	210,593
Software development	206,639
Less: accumulated amortization	(184,205)
233,027
Deposits	6,593

Total Other Assets, net	239,620

TOTAL ASSETS	$ 1,434,996

See accompanying notes to these financial statements

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

September 30, 2001

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 75,572
Administrative claims payable	20,000
Accounts payable to affiliate	24,839
Notes payable to affiliate	66,861
Total Current Liabilities	187,272

Pre-petition accruals	142,800
Long term notes payable	20,000
Total Liabilities	350,072

STOCKHOLDERS' EQUITY
Preferred Stock; Series A; $.001 par value; 4,000,000 shares authorized;
2,010,822 shares issued and outstanding	2,011
Preferred Stock; Series B; $.001 par value; 600,000 shares authorized;
600,000 shares issued and outstanding	600
Common Stock; $.001 par value; 500,000,000 shares authorized;
247,596,176 shares issued and outstanding	247,596
Additional paid-in capital	5,755,327
Accumulated deficit	(1,571,120)
Deficit accumulated during the development stage	(3,349,490)
Total Stockholders' Equity	1,084,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,434,996

See accompanying notes to these financial statements

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Inception of the Development Stage on January 1, 1999 Through September 30,
	2001	2000	2001	2000	2001
REVENUE
Sales - operations	$ 3,495	$ 900	$ 24,405	$ 4,404	$ 104,973
Royalty revenue	-0-	-0-	-0-	-0-	514
Total Revenue	3,495	900	24,405	4,404	105,487
COST OF SALES	1,141	-0-	5,972	185	47,206
GROSS PROFIT	2,354	900	18,433	4,219	58,281
EXPENSES
General and administrative	121,630	42,384	759,260	137,696	3,462,394
Depreciation and amortization	41,982	-0-	132,065	-0-	134,143
Total Expenses	163,612	42,384	891,325	137,696	3,596,537
Loss from operations	(161,258)	(41,484)	(872,892)	(133,477)	(3,538,256)
OTHER INCOME (EXPENSE)
Gain (loss) on sale of assets	(3,330)	-0-	(13,234)	-0-	129,463
Subsidiary loss incurred prior to acquisition	-0-	-0-	169,525	-0-	169,525
Anti-dilution expense	-0-	-0-	(182,778)	-0-	(182,778)
Cancellation of Common Stock	-0-	-0-	-0-	83,035	83,035
Bad debt expense	-0-	-0-	-0-	-0-	(4,472)
Other	-0-	-0-	-0-	-0-	11,673
Interest expense	682	(4,689)	(1,118)	(13,868)	(36,719)
Total Other Income (Expense)	(2,648)	(4,689)	(27,606)	69,167	169,728
NET INCOME before Income Taxes	(163,906)	(46,173)	(900,498)	(64,310)	(3,368,528)
Income Taxes	-0-	-0-	-0-	-0-	-0-
NET INCOME (LOSS) before Extraordinary Gain	(163,906)	(46,173)	(900,498)	(64,310)	(3,368,528)
Extraordinary Gain	-0-	-0-	19,038	-0-	19,038
NET INCOME	$ (163,906)	$ (46,173)	$ (881,460)	$ 64,310)	$ (3,49,490)
BASIC NET IINCOME (LOSS) PER SHARE	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.001)
BASIC NET INCOME (LOSS) PER SHARE Related to Extraordinary Gain	$ (0.000)	$ (0.000)	$ (0.000)	$ (0.000)
BASIC NET INCOME (LOSS) PER SHARE	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.001)
FULLY DILUTED NET INCOME (LOSS) PER SHARE	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.001)
Weighted Average Shares Outstanding	245,021,719	58,803,716	226,797,69	59,467,500

See accompanying notes to these financial statements

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Inception of the Development Stage on January 1, 1999 Through
	2001	2000	2001	2000	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (163,906)	$ (46,173)	$ (881,460)	$ (64,310)	$ (3,349,490)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	41,982	0	132,065	0	134,143
Expenses paid with preferred or common stock	87,500	0	458,778	0	1,100,583
Cancellation of stock	0	0	0	(83,035)	(83,035)
Loss accrued prior to merger date	0	0	(169,525)	0	(169,525)
Extraordinary gain as a result of forgiveness of administrative expense	0	0	(19,038)	0	(19,038)
( Gain) Loss on Sale of assets	3,330	0	13,234	0	(129,463)

Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	0	(1)	0	36,692	0
(Increase) decrease in accounts receivable	2,139	(34)	2,268	5,474	16,514
(Increase) decrease in royalties receivable	0	0	0	0	41,000
(Increase) decrease in deposits	0	0	0	0	9,298
(Increase) decrease in prepaid expenses	0	0	(3,172)	0	(3,172)
Increase (decrease) in accounts payable/ acc. expenses	28,477	6,564	(234,697)	(12,217)	920,958
Increase (decrease) in accounts & notes payable affiliate	(4,746)	0	20,865	0	20,865
Increase (decrease) in current portion of capital leases	0	0	(4,130)	0	(4,136)
Net Cash (Used) by Operating Activities	(5,224)	(39,644)	(665,774)	(117,396)	(1,514,498)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Proceeds from sale of assets	0	0	0	0	30,000
Net Cash Provided by Investing Activities	0	0	0	0	30,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note receivable	0	24,000	0	90,000	120,000
Proceeds from loans payable, stockholder	0	0	0	0	48,000
Proceeds from notes payable - related party	0	13,100	60,550	25,100	564,213
Cash acquired on acquisition of subsidiary	0	0	4,361	0	4,361
Repayment of loans payable	0	0	0	0	(57,000)
Proceeds from issuance of common stock	0	0	600,000	0	802,200
Net Cash Provided by Financing Activities	0	13,100	664,911	25,100	1,481,774

INCREASE (DECREASE) IN CASH	(5,224)	(2,544)	(863)	(2,296)	(2,724)
CASH, BEGINNING OF Period	5,836	3,393	1,475	3,145	3,336
CASH, END OF Period	$ 612	$ 849	$ 612	$ 849	$ 612
CASH PAID DURING THE PERIOD FOR:
Interest	$ 0	$ 0	$ 0	$ 0	$ 16,597
Income taxes	0	0	0	0	0

See accompanying notes to these financial statements

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Inception of the Development Stage on January 1, 1999 Through
	2001	2000	2001	2000	September 30, 2001
NON - CASH FINANCING ACTIVITIES:
Issuance of common stock in payment of debt	0	0	0	0	215,000
Issuance of common stock for services	87,500	0	276,000	0	497,805
Options issued below market value	0	0	0	0	420,000
Issuance of Series A Preferred Stock in payment of debt	0	0	2,251,802	0	2,251,802
Issuance of Series B Preferred Stock on conversion	0	0	600	0	600
Issuance of Common Stock for NHLT Acquisition	0	0	782,090	0	782,090
MedSmart debt converted to Common Stock	0	0	1,580,149	0	1,580,149
Acquisition of goodwill with NHLT purchase	0	0	1,936,149	0	1,936,149
Fair value adjustment to retained earnings upon acquisition	0	0	1,936,149	0	1,936,149
Issuance of Common Stock for Anti-dilution expense	0	0	182,778	0	182,778
Cancellation of Common Stock	$ 0	$ 0	$ 0	$ (83,055)	$ (83,035)

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

On July 1, 1999, NHLT filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Pennsylvania, Case No.99-18339. Under Chapter 11, certain claims against NHLT in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while NHLT continued business operations as debtor-in-possession. The balance of claims which have, to date, not been settled are reported in the September 30, 2001, balance sheet as "pre-petition accruals" in the amount of $142,800. On August 21, 2000, NHLT filed the Fourth Amended Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization (the "Plan") for consideration by NHLT's creditors and shareholders, and ultimate approval by the Bankruptcy Court.

On November 27, 2000, the Bankruptcy Court confirmed the Plan. The Plan was filed as an exhibit to NHLT's Form 8-K, dated November 28, 2000, that reported the confirmation. On January 22, 2001, the Plan was implemented, whereby the former shareholders of MedSmart exchanged all of their MedSmart stock for a majority of the outstanding common stock of NHLT. MedSmart became a wholly owned subsidiary of NHLT. This exchange, together with the contribution of $600,000 by a co-proponent of the Plan and other investors implemented the Plan and resulted in a change of control of NHLT.

Details of the implementation of the Plan and change in control of NHLT were included in a Form 8-K filed by NHLT on April 9, 2001, and have been supplemented by four subsequent amended filings of the Form 8-K.

Pursuant to and effective upon implementation of the Plan, January 22, 2001, several changes in NHLT's corporate structure occurred. All previously outstanding shares of stock, warrants and other interests in NHLT (other than the Common Stock) were canceled, and NHLT authorized and issued the following new classes of securities:

  NHLT authorized the issuance of up to 500,000,000 common shares, par value $.001 and 50,000,000 shares of preferred stock, which may consist of one or more series.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

OPERATIONS - Continued

Cumulative voting of any shares of stock, whether common or preferred, is prohibited.

- NHLT authorized the issuance of up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share, of which 2,010,822 shares have been issued. Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

- NHLT authorized and issued 600,000 shares of Series B Preferred Stock, par value $.001 per share. The Series B shares were issued in exchange for 14,363 shares of old NHLT Preferred Stock which were cancelled upon Plan implementation. Each Series B share has a $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

- NHLT authorized Class A and Class B warrants to be issued to each holder of the Series A and Series B Preferred Stock. There are 4,000,000 Class A warrants authorized; 2,910,053 Class A warrants issued and outstanding, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

OPERATIONS - Continued

In October 1999, MedSmart acquired the rights to the POWERx brand name from NHLT, which at that time, was operated as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. The sale of the POWERx brand name by NHLT and acquisition by MedSmart was approved by the bankruptcy court in August 1999. When NHLT's Plan was confirmed and implemented, NHLT, through the combination with MedSmart, reacquired the rights to POWERx. NHLT also markets its discount card memberships under other private label brands, including the HealthVIP brand.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

OPERATIONS - Continued

g. Provision for Taxes

At December 31, 2000, NHLT had net operating loss carry-forwards of approximately $10,950,000 that may be offset against future taxable income through 2018. These carry-forwards may be subject to various limitations set by the Internal Revenue Service. No tax benefit has been reported in the financial statements, because NHLT believes the carry-forwards may expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS - Continued

l. Bankruptcy Accounting

Since the Chapter 11 bankruptcy filing, NHLT has applied the provisions in Statement of Position (SOP) 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 does not change the application of accepted accounting principles in the preparation of statements. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

NOTE 2 RESTRICTED CASH

Pursuant to the bankruptcy proceedings, NHLT had one cash account totaling $14,212 which had been attached by creditors or allocated for certain debt payments. This cash was being presented as restricted cash because NHLT did not have full access to this account. This restricted cash was paid to the creditor as part of the overall claims settlement with this creditor approved by the Bankruptcy Court, during the nine months ended September 30, 2001.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $168,600 and an accumulated deficit of $4,920,610 as of September 30, 2001. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of discount card memberships through the Company's benefits network. The Company plans to secure financing for its acquisition strategy through the sale of its equity or issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 4 PREFERRED STOCK

In 1992, NHLT entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre-split common stock of NHLT and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock. When NHLT's Plan was implemented on January 22, 1001, holders of NHLT's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Series B Preferred Stock, described below.

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 4 PREFERRED STOCK - continued

Upon implementation of the Plan, NHLT authorized issuance of up to 50,000,000 shares of Preferred Stock, of which the following series have been designated and issued:

- NHLT designated up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share. NHLT has issued 2,010,822 Series A shares. Each Series A share carries a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each Series A share is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

- NHLT designated and issued 600,000 shares of Series B Preferred Stock, par value $.001 per share. Each Series B share carries a $1.00 liquidation preference that is inferior to Series A but is preferred to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

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

On July 2, 2001 the disinterested members of NHLT's Board of Directors unanimously adopted an Incentive Stock Option Plan for certain of the management consultants under contract with First Advisors. Total options for 25,000,000 shares of common stock were approved and granted

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 5 OPTIONS AND WARRANTS - continued.

to a total of five management consultants providing services to the Company. Options for a total of 8,333,333 shares were vested at the time of grant. The 16,666,667 total combined remaining options vest at the rate of twelve and one-half percent over each quarter for the next two years for each consultant, assuming continued service by the consultant. In the event that the grantee is terminated without cause or NHLT is sold or merged all remaining options vest. In the event the grantee is terminated for cause, all unvested options will be cancelled. The exercise price of each option was fixed at $.025 per share, the closing bid price for NHLT's common stock on the date of adoption of the plan.

Out of the total options granted, Gary J. Davis, the Chief Executive Officer of NHLT, was granted options totaling 9,000,000 shares of which 3,000,000 were immediately vested. The remaining balance of 6,000,000 options granted Mr. Davis vest at the rate of 750,000 shares per quarter over the next two years.

NOTE 6 RELATED PARTY TRANSACTIONS

Upon implementation of the Plan and the acquisition of MedSmart, an affiliate of MedSmart, presently an affiliate of the Company, was owed a total of $91,695. The balance of accounts payable to affiliate at September 30, 2001 was $24,839 and is due on demand. At the date of acquisition, MedSmart had an outstanding balance of $66,856 due affiliate remaining from notes payable not converted to equity as a part of the acquisition. This has been converted to promissory note with all principal due twelve months from the date of implementation of the plan, January 22, 2001. The note bears interest at the rate of 9%, payable monthly in arrears.

On May 1, 2001, NHLT approved a consulting agreement and retained First Advisors, Inc. ("First Advisors") of Austin, Texas, to provide business consultation services. Under terms of the agreement, First Advisors will assist and advise MedSmart with the specific goal of facilitating a high volume implementation of its medical discount program. First Advisors is a company controlled by Gary J. Davis, the Chief Executive Officer of NHLT and an affiliate of the Company. The consulting agreement was approved by a majority of the disinterested Directors of NHLT. The consulting agreement is for an initial term of one year, however, upon thirty days notice it may be cancelled by either NHLT or First Advisors. Under terms of the consulting agreement First Advisors is to receive payment for services in the form of common stock registered under Form S-8 at a rate of 1,250,000 shares per month. During the three month period ended September 30, 2001, NHLT issued 3,750,000 shares of common stock to First Advisors and recorded a charge to general and administrative expense of $87,500.

During the quarter ended June 2001, NHLT issued 1,500,000 shares of common stock to each of Eugene Rothchild and James Kennard, respectively. This stock bonus was issued as

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 7 LONG TERM NOTES PAYABLE

compensation for their efforts and work during the bankruptcy and reorganization of the Company. During the quarter NHLT recorded a general and administrative expense in the amount of $111,000 related to this stock issuance. Both Mr. Rothchild and Mr. Kennard are directors of NHLT.

As a part of the agreed settlement with one of NHLT's pre-petition creditors, in addition to the issuance of Series A Preferred Stock and Warrants, NHLT issued a seven year promissory note in the amount of $20,000 dated January 22, 2001. Payments of principal and interest are payable annually in arrears. The note bears interest at the rate of seven-year treasury bonds, presently 5.5%.

NOTE 8 PRO FORMA FINANCIAL INFORMATION

MedSmart was acquired by NHLT during the three month and nine month periods ended March 31, 2001, and September 30, 2001, respectively. Noted below are the Pro Forma results of Consolidated Net Income of the Company assuming MedSmart and NHLT had been combined at the beginning of the noted periods.

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September, 30, 2000
Revenue	$ 12,795	$ 16,003	$ 24,405	$ 40,939
Income (Loss)from continuing operations	(404,056)	(279,141)	(872,892)	(871,933)
Net Income (Loss) before Extraordinary Items	(408,334)	(229,666)	(900,498)	(874,933)
Extraordinary Items	19,038	0	19,038	0
Net Income (Loss)	(389,296)	(229,666)	(881,460)	(874,933)
Basic Net Income (Loss) per Share	$ (0.002)	$ (0.004)	$ (0.004)	$ (0.015)
Fully Diluted Net Income (Loss) per Share	$ (0.002)	$ (0.004)	$ (0.004)	$ (0.015)

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 9 SUBSEQUENT EVENTS

Subsequent to September 30, 2001, NHLT settled an outstanding lawsuit with the Stein Group. In return for payment of $100,000 cash, NHLT issued a total of 13,093,964 shares of restricted common stock to the Stein Group and agreed to appoint a representative of the Stein Group to its board of directors. Settlement of this lawsuit will result in the elimination of $142,500 of accrued liabilities presently recorded on NHLT's books.

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

Results of Operations

The following table sets forth our results of operations data expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Sales	100%	100%	100%	100%
Cost of sales	33%	0%	24%	4%
Gross profit	67%	100%	76%	96%
Operating expenses	(4,681)%	(4,709)%	(3,652)%	(3,127)%
(Loss) from operations	(4,614)%	(4,609)%	(3,577)%	(3,031)%
Other (expenses)	(76)%	(521)%	(113)%	1,571%
Net income (loss)	(4,690)%	(5,130)%	(3,612)%	(1,460)%

Results of Operations for the Three and Nine Months Ended September 30, 2001, as Compared to the Three and Nine Months Ended September 30, 2000

Total revenues for the three and nine month periods ended September 30, 2001 ("third quarter" and "nine months" of 2001, respectively), were $3,495 and $24,405, respectively, compared to $900 and $4,404 for the corresponding 2000 periods. The $4,404 in sales reported for the nine months of 2000 represent monthly receipts for sales received during the first quarter 2000 for sales that were agreed to prior to October 1, 1999, the date we sold the POWERx network to MedSmart. For the most part, we concentrated our efforts in the nine months of 2001 on completing and implementing the Plan, negotiating the contract with New Benefits and finalizing its go forward marketing plan.

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

Operating expenses for the third quarter and nine months of 2001 were $163,612 and $891,325, respectively, compared to $42,384 and $137,696 for the comparable periods of 2000. During the nine months ended September 30, 2000, we had no operations or employees other than the Chief Financial Officer and paid no rent because office space was shared with MedSmart without charge. The 2001 periods represent administrative staffing and costs related to resumption of the operating activities upon the acquisition of MedSmart in January 2001. During second quarter 2001, we terminated all operations and personnel in our Philadelphia and Dallas offices, consolidating the related activities in Austin, Texas. In comparing second and third quarter

2001, recurring operating expenses were significantly lower in the third quarter. Operating expenses for the second quarter included compensation expenses of $111,000 related to a one time payment in common stock to our directors for their efforts and work related to the bankruptcy and reorganization. The substantial increase in depreciation and amortization expense for 2001 periods compared to 2000 periods primarily relates to amortization costs related to the POWERx brand acquisition costs and software costs incurred by MedSmart to update our web site and membership management capabilities and the amortization of goodwill incurred upon the acquisition of NHLT.

Other income (expense) for the nine months of 2001 was $(27,606) compared to $69,167 for the first nine months of 2000. Other expense recorded in first half 2001 includes a $9,904 loss on sale of office equipment related to termination of our Philadelphia office and a non-cash charge of $182,778 resulting from the issuance of a comparable amount of common stock to satisfy certain anti-dilution provisions to certain shareholders that were included in our Plan of Reorganization. In addition, at the time of the Plan implementation and the acquisition of NHLT on January 22, 2001, NHLT had recorded an operating loss through January 22, 2001 of $169,525. Since this amount was incurred prior to acquisition, in the consolidated financial statements it is a direct entry to equity and reduces the overall consolidated loss attributed to NHLT and included in loss from operations for first half 2001. Accordingly, $169,525 is recorded in other income as "Subsidiary loss incurred prior to acquisition." During the nine months of 2000, we recorded $83,035 in other income from the cancellation of common stock, while we had no cancellations of common stock in the first nine months of 2001.

Interest expense (income) for the third quarter and nine months of 2001 was $(682) and $1,118, respectively, compared to $4,689 and $13,868 for the comparable periods in 2000. The decrease in interest expense principally relates to the reduction in our debt occurring as part of the bankruptcy reorganization.

Net loss before extraordinary items for the third quarter and nine months of 2001 was $163,906 and $900,498, respectively, compared to losses of $46,173 and $64,310 for the comparable 2000 periods. In the nine months of 2001 and 2000 we recorded minimal revenue. Income and expense for the nine months quarter of 2000 do not include income or expense attributable to POWERx, which had been sold to MedSmart. As earlier noted, the operating expenses from MedSmart are consolidated into the results for the nine months of 2001.

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

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs primarily through financing activities including private loans and raising capital through the sale of securities. Working capital at September 30, 2001, was a negative $168,600 compared to a negative $4,665,731 at September 30, 2000. The reduction in working capital deficit is primarily related to events occurring as a result of implementation of the Plan.

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

Net cash used in operating activities for the third quarter and nine months of 2001 was $5,224 and $665,774, respectively, compared with $39,644 and $117,396 for the comparable periods in 2000. These increases relate primarily to the fact that the nine months 2001 operations include the consolidated activities of both NHLT and MedSmart, whereas the nine months of 2000 includes activities of only NHLT when we had one employee. This increase in net cash used in operations was funded through financing activities where we sold common stock for $600,000 of cash.

During the nine months of 2001, a total of $276,000 of expenses were paid through the issuance of common stock and a total of $182,778 of expenses was paid through the issuance of Series A Preferred Stock. Other expense recorded for the nine months of 2001 includes a non-cash charge of $182,778 resulting from the issuance of a comparable amount of common stock to satisfy certain anti-dilution provisions for certain shareholders that were included in the Plan. During third quarter 2001, we recorded general and administrative expense of $87,500 related to issuance of 3,750,000 shares of common stock to First Advisors for consulting services.

Our ability to meet working capital needs and continuation as a going concern during fiscal 2001 will depend primarily on our ability to obtain additional future financing and successful implementation of MedSmart's marketing, distribution and sale of discount card memberships and related products.

As of September 30, 2001, we had total assets of $1,434,996 and total stockholders' equity of $1,084,924, compared to September 30, 2000 at which time we had total assets of $64,059 and total stockholders' deficiency of $4,697,693. The increase in assets relates to assets acquired under the Plan including the acquisition by MedSmart of NHLT and the cash proceeds received from the sale of common stock. Out of our total assets of $1,434,996, intangible assets consisting of goodwill and POWERx brand and software assets total $1,404,109. The reduction in stockholder's deficiency resulted primarily from the effects of the implementation of the Plan with the settlement of $2,351,802 of liabilities in exchange for Series A Preferred units, recording $1,936,149 as a fair value adjustment to equity during the acquisition by MedSmart, proceeds from the sale of new common stock for cash of $600,000, and the payment of expenses totaling $458,778 through the issuance of common and preferred stock.

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

None

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

None

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

10-QSB/A-1, September 30, 2001