Form 10KSB
period 2001-12-31
NATIONAL HEALTH & SAFETY CORP
filed 2002-04-15
CIK 901899

As filed with the SEC on April 15, 2002

Securities and Exchange Commission
Washington, D.C.  20549

Form 10-KSB

Annual Report Pursuant to SectIon 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001	Commission File No. 0-24778

National Health & Safety Corporation
(Name of small business issuer in its charter)

Utah	87-0505222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3811 Bee Cave Road, Suite 210,
Austin, Texas 78746
(Address of principal executive offices)
Issuer's telephone no.:   (512) 328-0433

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

State the issuer’s revenues for its most recent fiscal year:   $ 26,536

At March 31, 2002, there were 198,905,365 shares of registrant’s Common Stock held by non-affiliates, with an aggregate market value of approximately $1,989,054, based on that day's closing price on the OTC Bulletin Board.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  [X]          No  [   ]

At March 31, 2002, a total of 266,957,220 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in May 2002, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

TABLE OF CONTENTS

PART I		1

Item 1.	Description of Business	1
	HealthVIP Healthcare Benefits Discount Program	1
	Change of Management and Direction in 2001	1
	Marketing and Distribution	4
	Technology Systems Development during 2001	5
	Historical Developments – Bankruptcy Proceedings	6
	Healthcare Discount Programs – Industry Overview	7
	Competition	10
	Government Regulation	11
	Employees	11
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II		12

Item 5.	Market Price of NHLT’s Common Stock and Related Stockholder Matters	12
	Dividend Policy	14
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Recent Accounting Pronouncements	14
	Results of Operations for the Twelve Months Ended December 31, 2001, as Compared to the Twelve Months Ended December 31, 2000	15
	Net Operating Losses	15
	Liquidity and Capital Resources	16
	Inflation	16
	Risk Factors and Cautionary Statements	16
Item 7.	Financial Statements	16
Item 8.	Changes in and Disagreements with Accountants	17

PART III		17

Item 13.	Exhibits, Lists, and Reports on Form 8-K	17
Signatures		19

NATIONAL HEALTH & SAFETY CORPORATION

PART I

Item 1.             Description of Business

National Health & Safety Corporation (“NHLT”) has provided discount healthcare products and services to the general public since 1993.  NHLT offers discount healthcare services through a membership program, which it markets to the general public.  NHLT does not offer health insurance; rather, it offers a healthcare discount program called HealthVIP through HealthVIP, LLC, a single-member owned limited liability company of NHLT.  Prior to mid-2001, NHLT offered another discount healthcare program called POWERx.

In July 1999, NHLT filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.  In January 2001, NHLT implemented its confirmed plan of reorganization and emerged from bankruptcy.  More information on the bankruptcy and reorganization is contained in Historical Developments - Bankruptcy Proceedings, page 6.

HealthVIP Healthcare Benefits Discount Program

In June 2001, NHLT introduced a new healthcare benefits discount program called HealthVIP.  The benefits program operates in a similar fashion as NHLT’s original POWERx benefits program, but NHLT relies exclusively on HealthVIP’s relationship with New Benefits, Inc. of Dallas, Texas, to provide maintenance of various healthcare provider networks, customer enrollment and fulfillment of memberships, and customer services to each member during the member’s membership period.  NHLT intends to distribute the HealthVIP program using a variety of marketing and selling strategies.

Change of Management and Direction in 2001

Since implementing its plan of reorganization in January 2001, NHLT changed its management team, instituted cost cutting measures, and signed the agreement with New Benefits, Inc. enabling NHLT to provide a broader range of services.  NHLT decided to outsource the further development and provision of benefits services so that it could refocus NHLT on marketing and distribution of the HealthVIP program.  NHLT also replaced its former brand, POWERx, which had been developed prior to its bankruptcy and reorganization.

Management - Agreement with First Advisors, Inc.

Gary J. Davis became NHLT’s President, CEO and Chairman of the Board in January 2001, after the plan of reorganization was implemented. Additionally, Mr. Davis is the President of the general partner of IPA Investors, LP, which purchased 15,000,000 of NHLT’s common shares for $200,000 as part of the reorganization.  Mr. Davis also acquired shares of NHLT’s stock individually as a result of the exchange offer by NHLT for shares of MedSmart Healthcare Network, Inc., a company acquired in the reorganization.  See, Historical Developments - Bankruptcy Proceedings, page 6.  Mr. Davis has chosen to provide services to and to be compensated by NHLT through First Advisors, Inc. (“First Advisors”), a personal consulting and private investment company wholly owned by Mr. Davis.

On May 1, 2001, NHLT entered into a Management Services Consulting Agreement with First Advisors, in which Mr. Davis provides ongoing operational support for NHLT in regard to implementation of its new business plan, management of the day-to-day operations of NHLT and HealthVIP, LLC, and each company’s strategic and professional relationships and new business development. The agreement was negotiated between First Advisors and the Board of Directors of NHLT other than Mr. Davis.   The Board of Directors approved the agreement, but Mr. Davis, who is a director and Chairman of the Board of NHLT and also the President of First Advisors, abstained from the vote.

Founded in 1996, First Advisors is a privately held corporation, wholly owned by Mr. Davis.  It sponsors investment partnerships, which invest in seed stage and early stage business ventures.  First Advisors provides business consultation services, in areas such as marketing, sales, technology and corporate strategy to First Advisors’ portfolio companies and other third party clients.  The consulting agreement originally had a one year term; it has been extended through April 30, 2003.  Either party may give 30 days notice of its desire to cancel the agreement.

Under the original terms of the consulting agreement, from May 1, 2001 through October 31, 2001, First Advisors was compensated by NHLT issuing a total of 7,500,000 shares of common stock, paid in equal monthly installments of 1,250,000 shares.  The agreement was amended and now stipulates that NHLT will pay First Advisors the greater of $60,000 per month, or an amount equal to 20% of the monthly gross consolidated profits of NHLT.  For the purposes of the consulting agreement, "gross profits" are defined as all revenue generated by the NHLT and its subsidiaries, or single member owned entities, on all business facilitated by First Advisors, less any payable commissions to outside brokers, third party distributors and New Benefits, Inc., or its successors or assigns.  Mr. Davis personally provides services under the consulting agreement with NHLT and thus is being compensated through First Advisors.  He has not received a salary for his role as President and CEO of NHLT since March 14, 2001.  Upon termination of the consulting agreement, NHLT will continue to pay 20% of the monthly gross consolidated profits on all contracts that were originated or facilitated by First Advisors during the term of the consulting agreement.

Back Office Administration - Agreement with New Benefits, Inc.

On May 7, 2001, NHLT retained the services of New Benefits, Inc. (“New Benefits”) to facilitate the back office administration of HealthVIP, LLC, which operates NHLT’s new healthcare benefits discount program.  NHLT entered into the agreement with New Benefits to reduce the costs of developing and maintaining the technology, systems, and personnel required to run and support the necessary back office administration. New Benefits provides essentially the same services as those that NHLT and MedSmart previously endeavored to develop.  However, the expense of maintaining network contracts, technology systems, and customer support personnel was a determining factor in NHLT’s decision to utilize New Benefits, in lieu of the network that NHLT and MedSmart previously tried to develop internally.  Additionally, New Benefits has the capacity to process significant volumes of new memberships that NHLT expects to generate through new marketing initiatives.

NHLT’s relationship with New Benefits enables NHLT to sell and distribute a large volume of HealthVIP programs quickly and efficiently, enabling prompt fulfillment of its contracts with future customers.

About New Benefits, Inc.

Founded in 1989, New Benefits is a privately held company in Dallas Texas and an established leader in designing, manufacturing and packaging healthcare related products and services on a national basis.  New Benefits has pioneered a membership fulfillment process that can be customized to meet each company's needs.  All of the benefits programs are supported by innovative technology, which is fully automated.  For example, New Benefits can generate up to 4,000 membership cards per hour - an amount that significantly exceeds NHLT’s current needs.   New Benefits' subsidiaries include Coast-to-Coast Vision, UHS Chiropractic, and Mail Order Pharmacy and they currently provide the following benefits: Vision Care, Retail & Mail Order Pharmacy, Dental Care, Chiropractic Care, Travel Assistance, Counseling Services, Nurse Hotline, Physician Care, Hearing Care, Vitamins & Nutritional Supplements and Medifile (medical information storage and retrieval).  The chairman and CEO of New Benefits, Joel Ray, has more than 20 years experience in the ancillary healthcare benefits industry.  Currently, New Benefits services a membership base of more than 9 million cardholders.

Under the terms of the agreement, New Benefits will furnish the provider network and process enrollment of members for HealthVIP, LLC.  It will provide fulfillment kits containing information for new members and will provide customer service for members recruited to its benefit network by HealthVIP.

The services offered by New Benefits are being marketed by HealthVIP, LLC, under the HealthVIP brand and other private label brands selected by affinity group partners of HealthVIP.  NHLT plans to offer additional private label brands in the future, depending on future customer needs and desires.  New Benefits sells the same services under other private label brands as well.  NHLT’s contract with New Benefits contains non-circumvention protection for any prospective or actual customer NHLT registers with New Benefits.  This protection allows NHLT to offer the New Benefits program under NHLT’s own HealthVIP or other private label brands.

NHLT believes that working with New Benefits will allow NHLT to concentrate its resources on marketing and business development efforts that NHLT anticipates will significantly increase its membership base and revenue.

Marketing and Distribution

Agreement with DM Benefit Group

On June 28, 2001, NHLT signed a marketing agreement with DM Benefit Group, LLC (“DM Benefit Group”), of Austin, Texas, to launch a marketing program targeted at selected credit unions throughout the United States.  NHLT chose DM Benefit Group because it believes that the principal of DM Benefit Group, John Flynn, can successfully direct a marketing effort to credit unions.  He has more than 22 years' previous management experience with various credit unions.   Mr. Flynn commenced his efforts at marketing the HealthVIP program in the Fall of 2001.

Agreement with Thomas Marketing Group (www.thomasmarketing.org)

On September 19, 2001, HealthVIP signed an agreement with Thomas Marketing Group of Whitefish, Montana. Thomas Marketing Group is a nationally respected consulting firm for group and association membership benefit programs and customer retention programs.   Their benefit programs are designed primarily to add significant value to affinity groups, in addition to creating additional economic opportunities for these organizations.

Some of Thomas Marketing Group’s clients include Visa U.S.A., BASF Corporation, Carlson Marketing Group, and North American Outdoor Group. HealthVIP was chosen by Thomas Marketing Group as a strategic business partner after being compared to numerous other discount health-care benefit providers.  The HealthVIP program has been introduced by Thomas Marketing Group to several of its client relationships, and negotiations were pending as of March 31, 2002, for introduction of the HealthVIP program to members of these organizations.

Agreement with Flexible Benefit Service Corp.(www.flexiblebenefit.com)

HealthVIP, LLC signed an agreement with Flexible Benefit Service Corp. (“FBSC”) on January 10, 2002.  FBSC, a Des Plaines, Illinois-based company, is dedicated to meeting the healthcare benefit needs of companies nationwide by providing comprehensive services in healthcare delivery systems and related employee fringe benefit programs. Their programs pursue a philosophy of providing employers and employees with benefit programs that offer choices to meet individual needs and lifestyles. FBSC is recognized for its expertise as a specialist in the plan design, communication, implementation and administration of flexible benefit plans.

With more than 12 years of experience, FBSC holds general agency agreements with the leading insurance carriers in the country, including Aetna, Blue Cross Blue Shield of Illinois, Fortis Health, MetLife, Golden Rule and Pacific Life.

HealthVIP’s healthcare benefits discount program will be marketed in conjunction with FBSC’s Medical Savings Account insurance plans, targeted to small business employers and self employed individuals.  Information about the program will be available on a Website designed and developed by HealthVIP.  The program is anticipated to be marketed through initiatives utilizing email, direct mail and telemarketing, beginning in the second quarter of 2002, subject to additional capital being raised by NHLT to support the program.

Agreement with US Capital, Inc. (www.uscfinancial.com)

HealthVIP, LLC signed an agreement with US Capital, Inc. on January 17, 2002.  US Capital utilizes proprietary technology to produce direct mail pieces that target and attract pre-screened consumers. Responding consumers arrive ready to purchase the advertised product or service within the desired time frame. US Capital sends out more than 1,000,000 pieces of targeted mail each month on behalf of clients in the auto, travel, retail, and many other industries.  Under the terms of the agreement, each company will utilize the other’s services in further enhancing their respective business goals of offering services in the direct marketing of HealthVIP’s healthcare benefits discount program.

Technology Systems Development during 2001

Corporate & Product Websites

As a result of a shift in its business strategy and the launch of the HealthVIP brand and program during 2001, NHLT reassessed its needs for updated technology systems and Internet properties.  During 2001, the following new websites were developed:

NHLT.com (www.nhlt.com)

Designed for existing and prospective shareholders, the NHLT.com website provides information to keep these audiences informed about NHLT, its services, and its business initiatives.

NHLT.com features detailed information about NHLT’s history, management team, services, and the HealthVIP healthcare benefits discount program. Additionally, the website includes a press room, an investor information section containing SEC filings, stock charts, and a news release notification service.

HealthVIP.com (www.healthvip.com)

HealthVIP.com provides information about the HealthVIP program to existing and prospective members (cardholders), as well as existing and prospective brokers or distributors.  The site features detailed benefit descriptions, provider look-up capabilities, frequently asked questions, and downloadable brochures about the HealthVIP program.

Additionally, the e-commerce portion of the site, currently under development, will allow individuals to purchase a HealthVIP card, or any other private-labeled card that NHLT offers, directly from the site.

In addition to the public portion of the site described above, existing brokers or distributors have access to a password-protected extranet site.  The extranet provides access to the same functionality as described above, in addition to providing a variety of sales support tools.

Historical Developments – Bankruptcy Proceedings

NHLT spent the period from 1993 through June 1999 trying to develop a healthcare benefits discount program, called POWERx.   POWERx was a predecessor of NHLT’s current HealthVIP program.  NHLT attempted to use its internal staff and resources to develop and market POWERx.  This effort proved unsuccessful, and on July 1, 1999, NHLT voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99-18339).  In 1999, with approval of the Bankruptcy Court, NHLT sold POWERx to MedSmart for $150,000 cash, paid in five installments in 1999 and 2000, plus an insignificant amount of royalty payments.

Prior to the sale of POWERx to MedSmart, POWERx had not been a marketing success.  Total membership never generated sufficient revenues to financially support NHLT’s operations.  NHLT had marketed POWERx to corporations, unions, associations, chambers of commerce, insurance companies and other organizations.  Prior to the reorganization, NHLT did not succeed in attracting the necessary financial and personnel resources to capture enough market share for a critical mass of cardholders.

After MedSmart acquired POWERx, MedSmart concentrated its efforts in 1999 and 2000 on redeveloping the POWERx business model.  Prior to NHLT’s acquisition of MedSmart as part of the bankruptcy reorganization, MedSmart developed an Internet and relational database technology system to market and manage POWERx, developed an Internet Website to assist in marketing, and established a new customer service facility in Dallas, Texas.  During 2000, while MedSmart redesigned the business plan, new marketing efforts virtually ceased.  MedSmart received minimal revenue from servicing the small base of existing POWERx customers.

MedSmart also expressed interest in formulating a plan of reorganization for NHLT to emerge from bankruptcy.  NHLT’s discussions with MedSmart resulted in a Fourth Amended Plan of Reorganization (the “Plan”) that the Bankruptcy Court confirmed in November 2000 and that NHLT implemented in January 2001.  As part of the Plan, NHLT purchased all of the outstanding shares of MedSmart for 130,000,000 shares of its common stock.  Also as part of the Plan, five investors, who were affiliated with MedSmart, purchased 45,000,000 shares of NHLT’s common stock for $600,000 cash in January 2001.  NHLT used approximately $300,000 of this money to pay allowed administrative claims from the bankruptcy and approximately $300,000 for working capital to commence the restructuring of its business strategy.  The former MedSmart shareholders now own a majority of NHLT’s common stock.

The reorganization resulted in a restructuring of NHLT’s balance sheet and eliminated approximately $4.223 million of debt, as of March 31, 2001.  The reorganization allowed NHLT to restart its sales and development efforts with a limited amount of new operating capital, but NHLT needs additional operating capital to fully implement its business plan, and does not yet know whether its reorganized company will ultimately succeed.

Jimmy E. Nix, Sr., played a key role in creating MedSmart and in developing NHLT’s Plan.  Mr. Nix had controlled a majority of the shares of MedSmart.  He expected to provide much of the $600,000 cash investment in NHLT to implement the Plan and had expected to become the chief executive of NHLT after implementation of the Plan.  After the Bankruptcy Court confirmed its Plan, but before it was implemented, Mr. Nix passed away on December 4, 2000. After his death, NHLT had to locate new management and capital resources to implement the Plan.  Mr. Gary J. Davis, who became NHLT’s chief executive officer after the reorganization, agreed to arrange for management and a portion of the  $600,000 in financing called for in the Plan.  The Nix family, including Mr. Nix, Sr.’s son, Jimmy E. Nix II, provided additional financing, and Mr. Nix, II, joined MedSmart’s management and NHLT’s Board of Directors.  In connection with the reorganization, NHLT expanded the Board of Directors to five members and the existing directors appointed three new directors.  All of the new directors were affiliated with the investors who purchased stock for cash in implementing the Plan.

Healthcare Discount Programs – Industry Overview

Although the discount healthcare industry has been around for nearly 15 years, only recently have companies in the industry become part of the public’s consciousness through increased awareness of healthcare reform issues. The industry itself is highly fragmented with hundreds, if not thousands, of companies offering discounts on a wide array of healthcare services and products.  However, only a handful of these companies offer discount programs that include multiple benefits in one package and have made a push for significant penetration in the market of underinsured and uninsured consumers, which is NHLT’s target market.

Most discount programs offer savings to the member of 30 to 50 percent off retail prices of the product or service being offered.  Additionally, the discount plans typically offer benefits that many traditional health insurance policies do not cover, such as laser vision correction, chiropractic care and cosmetic surgery.  Because discount programs are not insurance, there are no waiting periods, exclusions for pre-existing conditions, deductibles, paperwork to fill out, or other typical restrictions associated with a health insurance policy.

The industry has grown as employer groups and consumers have sought to decrease their out-of-pocket expenditures on healthcare.  In recent years, insurance benefit deductible costs increased dramatically.  A rising number of senior citizens either are not covered by insurance or cannot afford some healthcare or prescription drugs.  NHLT believes that discount healthcare memberships constitute an affordable alternative for these consumers.

Additionally, as employers examine their bottom line and the health benefit packages they offer their employees, they seek ways to decrease costs, yet maintain value-added benefits.  Healthcare discount programs can actually do both because they are valuable to workers and are much less expensive than the cost of full coverage insurance.

Market Overview

The HealthVIP healthcare benefits discount program is designed to meet the needs of three general groups: employers wishing to control or lower healthcare expenditures, while maintaining valuable benefits for their employees; uninsured individuals and families who can afford a HealthVIP membership but cannot afford health insurance, and underinsured individuals and families, who want to cover gaps in insurance costs by using HealthVIP benefits.

Employer Groups

According to the Employer Health Benefits 2000 Annual Survey, conducted by the Kaiser Family Foundation and Health Research and Educational Trust (the “EHB Survey”), employer-based health insurance in the U.S. covers approximately 62% of all American workers, with only 57% of small business (3-199 employees) employees having coverage. During the past decade, the nature of job-based coverage has changed extensively, largely as a result of decisions made by the nation’s employers and their workforce. For example, the percentage of American workers enrolled in conventional (also known as indemnity or fee-for-service) insurance plans declined dramatically from 73% in 1988 to 8% in 2000. At the same time, premium inflation declined every year from 1989 to 1996, though it has been climbing since then.

Despite lower healthcare inflation and, what was until 2001, the best economy since the 1960s, the percentage of Americans with job-based insurance has barely risen since 1993.  Some analysts attribute this long-term decline to changing conditions in the labor market, where the information revolution and the global economy have reduced the demand for less-skilled workers. This reduced demand has resulted in lower real wages for less-skilled workers and a reduction in the percentage of less-skilled workers who enjoy health benefits from their employers.

Key findings of the EHB Survey are as follows:

            Premiums rise by an average of 8.3%

            Health insurance premiums increased 8.3% between spring 1999 and spring 2000, 3.5 percentage points higher than the 1998–1999 increase. Premium increases accelerated for all types of plans and in all regions. This is the highest increase in premiums since 1993 and is more than five percentage points higher than the overall rate of inflation. Monthly premiums average $202 for single coverage and $529 for family coverage.

            Premiums increased 9.6% for fully insured plans and 7.1% for self-insured plans, suggesting that premiums are rising faster than underlying healthcare costs and that some of the acceleration in the cost of insurance is therefore  “catch-up” pricing, characteristic of the health insurance underwriting cycle. The 7.1% rise in premium-equivalents for self-insured plans indicates strong growth in medical claims expenses, a measure of underlying healthcare costs, and may indicate higher long-run increases in healthcare costs.

            Employers take steps to shift the cost of health insurance

            Employers, not employees, are also bearing the primary burden of increases in the cost of coverage. Employees contribute less for single coverage today than they did in 1996, both in absolute dollars ($37 versus $28) and as a percentage of monthly premiums (21%
            to 14%). Over that same time period, worker contributions for family coverage have remained statistically unchanged, and now average 27% of the premium, or $138 per month.

            Cost is by far the most important factor cited by all small employers for not offering health insurance

            With premium increases on the rise, the predominance of cost as a factor in all small firms’ decisions about whether to offer health insurance could mean that the year 2000 increase in employer offering will be short-lived. In fact, one in five small firms that does not now offer coverage previously did so.

Uninsured Individuals & Families

According to a December 1999 study by the Health Insurance Association of America, approximately 44 million Americans, 18 percent of non-elderly, were without any health insurance coverage in 1998.

The study also found that despite increases in the number of Americans covered through employment, the percentage of those who lack health insurance coverage continues to rise.  Lack of insurance is closely related to income, but ironically a vast number of the uninsured are employed, the study concluded.

The following are several possible explanations for large numbers of uninsured Americans:

            -            As a result of the 1996 welfare-reform law, more than 6 million people have shifted from welfare to low-wage jobs with employers that either offer no coverage whatsoever or charge too much for it.
            -            Rising costs for coverage have outpaced workers' wages.
            -            An increasing trend towards "non-standard" jobs such as temporary and part-time work that seldom offer healthcare coverage.
            -            A decline in recent years in the percentage covered by the Medicaid program.

NHLT believes that lack of health insurance coverage will continue to be a growing problem as NHLT moves farther into the new century, especially if economic growth continues to falter and healthcarecosts rise more rapidly than expected.  Under this scenario, as many as 60 million people, or almost one out of four non-elderly Americans, could lack health insurance by 2008, the study found.  If health insurance became more nearly universal, for example if the U.S. adopted a comprehensive government healthcare system, demand for our services could drop.

Underinsured Individuals & Families

The growing number of underinsured Americans has also become a real problem, according to Plunkett Research, Ltd., a leading provider of research and market analysis to corporate, library, academic and government markets.  In many cases, increased limitations on care covered by payers are resulting in coverage denial and cost-shifting to patients in the form of high co-payments.  Additionally, the practice of community rating of individual insurance premiums is becoming less standard, as premiums are now sometimes adjusted for age and prior medical conditions, resulting in reduced coverage for the middle-aged.

Rising costs may also force more employers to drop or reduce coverage, rather than expand it.  This is especially true for smaller businesses, which have fewer financial resources to provide the coverage.  Another factor for the rising number of underinsured is the labor unions’ reduced bargaining power, on behalf of employees, to demand increased healthcare coverage.

The number of Americans that are underinsured is not easily determined.  To be sure, no one individual is insured to the fullest extent; therefore, everyone in the country is potentially underinsured.  NHLT however, is focused on targeting employers or individuals in the underinsured market that currently have or are covered by a group health insurance policy, but may have gaps in the coverage such as a prescription drug plan, dental care, vision care, hearing care and chiropractic care.

Competition

NHLT believes that the principal competitive factors in the healthcare benefits discount program industry include the ability to identify, develop and offer innovative products and services, the quality and breadth of product and service programs offered, price, marketing expertise and the level and quality of customer service. In the managed healthcare industry today, numerous firms offer healthcare discount programs and benefits which provide services similar to, or which directly compete, with NHLT’s services.  These include health maintenance organizations, preferred provider organizations, other discount medical and consumer healthcare product and service discounters, large retailers, insurance companies and financial service institutions.

Competitive Advantages

With its reorganization in 2001, including a new management team, redefined corporate focus and strategy, an improved marketing and distribution model and with the anticipation of obtaining adequate capitalization, NHLT believes it can benefit from the following competitive advantages:

            -            Freedom to Customize Plans.  As opposed to many of NHLT’s competitors,
                        HealthVIP distributors have the freedom to build customized HealthVIP programs to address the needs of their various clients and target markets.

            -            Ability to Private Label.  In addition to the ability to customize a HealthVIP plan to meet the needs of their target audiences, distributors or clients also have the ability to private-label the HealthVIP card and fulfillment kit materials to their specific organization.  This is an important aspect for many organizations, as it allows them to use HealthVIP to strengthen their relationship with their customers.

            -            Inclusion of Proprietary or Additional Programs.  The HealthVIP program has a unique feature associated with its fulfillment process that allows employers, associations, groups, or any other organization to include information on up to three additional proprietary programs in the fulfillment kit sent to new members.
                        These programs can be anything that the organization wishes to promote in addition to or supplementary to the HealthVIP benefits, including non-HealthVIP programs, newsletters, solicitations, etc.

            -            Better Member Service.  HealthVIP will endeavor to use its outsourced member service department as a distinct competitive advantage.  The state-of-the-art call center can assist members with questions, comments and provider location referrals. Additionally, 24-hour provider referrals are available via a toll-free automated system and on the Internet at www.locateproviders.com.  HealthVIP can also set up private, toll-free member support phone numbers that can be answered using any organization's name. The call center is capable of managing numerous customized and general toll-free numbers answered by trained representatives. In addition to multiple T-1 lines capable of accommodating concurrent volumes of incoming calls, the call center utilizes a self-monitoring call management system with automatic call distribution. The call center maintains a full-time, trained staff of customer service representatives available to handle virtually any member request Monday through Friday from 8:00 a.m. to
                        6:00 p.m. CST, and a 24-hour automated system for referrals to Vision and
                        Chiropractic providers.  This level of member service and customization is a step above what the majority of the competition provides and will be an important issue and selling point for the HealthVIP’s distributors to use when marketing
                        HealthVIP to their clients.

Government Regulation

NHLT’s HealthVIP healthcare benefits discount program requires it to comply with certain state regulations, changes in which could materially increase its operating costs.

NHLT currently monitors its security and quality controls to ensure the privacy of information it collects from its members.  Additionally, NHLT relies on New Benefits to review its marketing materials and to ensure that all marketing practices meet or exceed industry standards and all state and federal regulations. NHLT collects and maintains member data that is required to administer its business activities, such as a member’s name, social security number, address, email address and billing information. Information used for marketing and modeling purposes, such as certain demographic, neighborhood and lifestyle is procured from private company sources that specialize in aggregating such information for marketing purposes.  Additionally, information about members of affinity groups that distribute NHLT’s programs are procured from those groups, whose members have given permission to allow their information to be made available to companies such as NHLT.

Employees

On March 31, 2002, NHLT had no full-time employees.  Day-to-day operations of NHLT and HealthVIP, LLC are carried out by First Advisors pursuant to the Management Services Consulting Agreement between NHLT and First Advisors.  Company policy is approved and governed by its Board of Directors and implemented by NHLT’s officers and First Advisors.

Item 2.            Description of Property

Upon implementation of the Plan, NHLT’s principal executive offices were relocated to 3811 Bee Cave Road, Suite 210, Austin, Texas 78746 (telephone number 512-328-0433).  NHLT subleased office space during 2001 from First Advisors as part of a consulting agreement.  NHLT has amended its agreement with First Advisors and effective November 1, 2001, First Advisors is to provide office space as part of its consulting services.  During the second quarter of 2001, MedSmart closed its offices in Dallas, Texas and Philadelphia, Pennsylvania and moved all of its operations to Austin, Texas.  NHLT has relinquished the Dallas and Philadelphia offices back to the respective landlords.  NHLT has accrued a liability for the rent remaining due under the terms of the lease for the Dallas office of $23,418, and has spoken with the leasing agent for the property about being released from the lease obligation.  NHLT has accrued a liability for the remaining rent due under the lease terms for the Philadelphia office of $69,898, and has corresponded with an agent for the landlord about being released from the lease obligation.

Item 3.            Legal Proceedings

MedSmart has had a confession of judgment entered against it for $84,898 relating to its office lease in Philadelphia, Pennsylvania.  MedSmart has since paid $15,000 on the judgment and secured a sub-lessor for the property.

On October 26, 2001, NHLT settled an outstanding lawsuit with the Stein Group.  In return for payment of $100,000 cash, NHLT issued a total of 13,093,964 shares of restricted common stock to the Stein Group and agreed to appoint a representative of the Stein Group, Dennis Hawk, to its board of directors.  Settlement of this lawsuit will result in the elimination of $142,500 of accrued liabilities presently recorded on NHLT’s books.  On March 1, 2002, the Untied States Bankruptcy Court of the Eastern District of Pennsylvania approved the settlement as of October 26, 2001.

Item 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by NHLT’s Security Holders during the year ended December 31, 2001.

PART II

Item 5. Market Price of NHLT’s Common Stock and Related Stockholder Matters

NHLT’s Common Stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol “NHLT,” and in the National Quotation Bureau, Inc. “pink sheets” under “National Health & Safety Corporation.”  Quotations on NHLT’s Common Stock set forth below do not constitute a reliable indication of the price that a holder of the Common Stock could expect to receive upon a sale of any particular quantity thereof.

No trading market exists or is expected to develop for NHLT’s issued and outstanding Preferred Shares.

The following table sets forth the range of quarterly high and low bid prices of the Common Stock for the last two calendar years as reported by the OTC Bulletin Board.  Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low

2000	.32	.05	.15	.07	.26	.11	.17	.06
2001	.14	.05	.06	.01	.03	.01	.02	.01

As of December 31, 2001, NHLT had issued and outstanding 263,540,140 shares of Common Stock and there were approximately 467 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Pursuant to and effective upon implementation of the Plan on January 22, 2001, several changes in NHLT's corporate structure occurred.  All previously outstanding shares of stock, warrants and other interests in NHLT (other than the Common Stock) were canceled, and NHLT authorized and issued the following new classes of securities:

-           NHLT authorized the issuance of up to 500,000,000 common shares, par value $.001 and 50,000,000 shares of preferred stock, which may consist of one or more series.  Cumulative voting of any shares of stock, whether common or preferred, is prohibited.

-           NHLT authorized the issuance of up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share, of which 1,923,853 shares have been issued.  Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A.  Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation.  The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

-           NHLT authorized and issued 600,000 shares of Series B Preferred Stock, par value $.001 per share.  The Series B shares were issued in exchange for 14,363 shares of old NHLT Preferred Stock which were canceled upon Plan implementation.  Each Series B share has a $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B.  Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation.  The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

-           NHLT authorized Class A and Class B warrants to be issued to each holder of the Series A and Series B Preferred Stock.  There are 4,000,000 Class A warrants authorized; 1,923,853 Class A warrants issued and outstanding, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant.  There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.  Presently, there are no Class B warrants outstanding.

Dividend Policy

NHLT has not declared or paid cash dividends or made distributions in the past, and NHLT does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. NHLT currently intends to retain and reinvest future earnings to finance its operations.  Holders of the Preferred Shares are entitled to receive their redemption payments prior to NHLT paying any dividends on its other capital stock.

Item 6.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

When the Plan was implemented in January 2001, NHLT received a cash infusion of $600,000 for payment of administrative claims associated with the Chapter 11 proceeding and for use as operating capital.  NHLT has since received an additional $107,640 in cash.  These amounts have proved inadequate to fund NHLT’s operations.  Continued operation of NHLT will require additional debt or equity funding to enable it to properly deploy its HealthVIP product.  NHLT’s auditor’s report contains a “going concern” qualification.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other Intangible Assets.  These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002.  NHLT does not believe that the adoption of these pronouncements will have a material effect on its financial statements.  Any business combination transactions in the future would be accounted for under this guidance.

Results of Operations for the Twelve Months Ended December 31, 2001, as Compared to the Twelve Months Ended December 31, 2000

During 2000 NHLT’s operations virtually ceased, as it was in chapter 11 proceedings and had sold POWERx to MedSmart (who was not affiliated with NHLT at the time).  NHLT had negligible revenues from sales and royalty, and also had negligible expenses other than general and administrative expense associated with the bankruptcy proceedings.  In early 2001, NHLT implemented its Plan of Reorganization, acquired MedSmart, and reinstituted marketing efforts.  In mid 2001, NHLT changed its business plan to outsource its membership services through New Benefits and to seek third party marketers to sell its membership cards.  As a result, NHLT’s expenses dramatically increased in 2001 over 2000 in every category (except general and administrative expenses) when it restarted business operations.

Total revenue of $26,536 for the year ended December 31, 2001 (“2001”) represents a 3,476% increase from total revenue of $742 for year ended December 31, 2000 (“2000”).  This increase is primarily attributed to the increase in sales in 2001 as a result of the consolidation with MedSmart and its sale of POWERx cards.  Cost of sales (as a percentage of total revenue) decreased from 25% for 2000 to 0% in 2001.  This decrease in 2001 occurred because NHLT had no sales of medical supplies in 2001.

Operating expenses for 2001 increased 285% when compared with the same period for 2000.  This increase was primarily caused by NHLT’s consolidation with MedSmart in 2001.  NHLT’s primary expenses in 2000 were consulting fees and the salary of its Chief Financial Officer.  In addition to its own salaries and consulting fees, MedSmart also had rent, depreciation, amortization, and impairment of intangible assets to record.

Net other expense in 2001 was $19,048 from interest expense and the write-off of a receivable.  In 2000, NHLT had net other income of $9,589 primarily from financial services provided to an outside customer.

Net Operating Losses

NHLT has accumulated approximately $11,600,000 of net operating loss carry forwards as of December 31, 2001, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The carry-forwards expire in the year 2018.  In the event of certain changes in control of NHLT, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2001, because NHLT believes the carry forward may expire unused.  Accordingly, the potential tax benefits of the loss carry forward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

Historically, NHLT’s working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities.  Working capital at December 31, 2001, was a negative $753,900 compared to a negative $4,896,888 at December 31, 2000.  Net cash used in operating activities was $704,177 in 2001, compared to $156,220 in 2000.  This increase in net cash used in 2001, was due primarily to the increase in net loss.  NHLT also realized 707,640 from financing activities in 2001 compared to $154,550 in 2000.  This increase was primarily due to proceeds from the issuance of common stock in 2001.

On April 9, 2002, NHLT issued 381,719 shares of Series A Preferred Stock as settlement of a general unsecured claim that the Bankruptcy Court approved in 2001.  The liability eliminated with the settlement of this claim represented 49% of NHLT’s total liabilities as of December 31, 2001.

NHLT’s ability to meet its working capital needs and continuation as a going concern during fiscal 2002 will depend primarily on its ability to obtain additional future financing and successful implementation of HealthVIP’s marketing, distribution and sale of HealthVIP cards and related products.

As of December 31, 2001, NHLT had total assets of $1,162,178 and total stockholders’ equity of $385,577, compared to December 31, 2000, at which time NHLT had total assets of $32,301 and total stockholders’ deficiency of $4,902,676.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of NHLT.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  NHLT wishes to advise readers that actual results may differ substantially from such forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of NHLT to continue as a viable concern post implementation of the Plan, the ability of NHLT to obtain financing in order to implement its business plan and other risks detailed in NHLT’s periodic report filings with the Securities and Exchange Commission.

Item 7.            Financial Statements

See, pages F-1, et seq., included herein.

Item 8.            Changes in and Disagreements with Accountants

Effective February 14, 2001, NHLT’s board of directors dismissed HJ & Associates, LLC (Formerly, Jones, Jensen, & Company) of Salt Lake City, Utah, as its independent public accountants.  HJ & Associates audited and reported on NHLT’s financial condition for the fiscal years ended December 31, 1995 through 1999.   Their reports for each fiscal year contained a qualification regarding NHLT’s ability to continue as a going concern, in light of its history of recurring losses from operations.  There were no disagreements between NHLT and HJ & Associates on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of HJ & Associates, would have caused HJ & Associates to make reference to the matter in their reports.

Also effective February 14, 2001, the Board of Directors engaged Sprouse & Anderson, L.L.P. (formerly known as Sprouse & Winn, L.L.P.) of Austin, Texas as NHLT’s principal accountant.

Part III

The information called for by Part III of Form 10-KSB (consisting of Item 9 - Directors and Executive Officers of the Registrant, Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions), to the extent not set forth herein under Item 1 - Business, is incorporated by reference from NHLT’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 13.            Exhibits, Lists, and Reports on Form 8-K

(a)            Certain of the Exhibits set forth in the following index are incorporated by reference.

3.1(1)	Amended and Restated Articles of Incorporation, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

3.2(1)	Bylaw Amendment, adopted on January 22, 2001.

4.1(1)	Certificate of Designation for Series A Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

4.2(1)	Certificate of Designation for Series B Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

4.3(1)	Warrant Agreement, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.

4.4(1)	Class A Warrant Certificate, dated January 22, 2001.

4.5(1)	Class B Warrant Certificate, dated January 22, 2001.

10.1(3)	Management Services Agreement between National Health & Safety Corporation and First Advisors, Inc.

10.2(2,4)

Marketing Agreement between National Health & Safety Corporation and New
Benefits, Inc.  A Confidential Treatment Request has been submitted for parts of this contract and therefore sections have been redacted to maintain the confidentiality of them.

10.3(2,4)

Commission Agreement between National Health & Safety Corporation and New
Benefits, Inc.  A Confidential Treatment Request has been submitted for parts of this contract and therefore sections have been redacted to maintain the confidentiality of them.

10.4(3)	Renewal and Extension of Management Services Consulting Agreement with First Advisors, Inc.

22.1(3)	Subsidiaries of the Registrant- MedSmart Healthcare Network, Inc. and HealthVIP, LLC.

24.1(3)	Power of Attorney (see signature page)

----------
(1) Previously filed as an exhibit to NHLT’s report on Form 8-K dated January 22, 2001 and incorporated by reference herein.

(2) A Confidential Treatment Request has been submitted for parts of these contracts and therefore certain portions of the subject exhibits have been omitted based upon that request for confidential treatment.  The non-public information has been filed with the Commission.

(3) Filed Herewith.

(4) To be filed by amendment.

(b)            Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 12th day of April, 2002.

National Health & Safety Corporation

By:	Gary Davis
Gary Davis, President and Chief Executive Officer

By:	Jimmy E. Nix II
Jimmy E. Nix II, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 12, 2002, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Gary Davis
Gary Davis, Director and Chairman of the Board of Directors

By:	Eugene M. Rothchild
Eugene M. Rothchild, Director

By:	James R. Kennard
James R. Kennard, Director

By:	Jimmy E. Nix II
Jimmy E. Nix II, Director

By:	Dennis J. Hawk
Dennis J. Hawk, Director

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

TABLE OF CONTENTS

Board of Directors
  National Health & Safety Corporation and Subsidiaries
  (A Development Stage Company)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of National Health & Safety Corporation and Subsidiaries (a development stage company) (Company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from the inception of the development stage on January 1, 1999 through December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with U.S. generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health & Safety Corporation and Subsidiaries (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from the inception of the development stage on January 1, 1999 through December 31, 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has a working capital deficiency of $753,900, an accumulated deficit of $5,107,393 and a net loss for the year ended December 31, 2001 of $1,068,247.  These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are partially described in Note 2.  The accompanying consolidated financial statements do not include any adjustment relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

SPROUSE & ANDERSON
Austin, Texas

March 19, 2002

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)
CONSOLIDATED Balance Sheet
DECEMBER 31, 2001

ASSETS

CURRENT ASSETS
Cash	$ 4,938
Accounts receivable, net of allowance for doubtful accounts of $-0-	182
Total Current Assets	5,120

FIXED ASSETS, net	2,499

OTHER ASSETS
Goodwill, net	1,151,966
Deposits	2,593

TOTAL ASSETS	$ 1,162,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 217,769
Accrued claims	386,201
Accounts payable-affiliate	116,631
Notes payable-related party	36,000
Long-term debt, current portion	2,419
Total Current Liabilities	759,020

LONG-TERM-DEBT LIABILITIES
Long-term debt, net of current portion	17,581
Total Liabilities	776,601

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock; 50,000,000 shares authorized:
Preferred Stock Series A, $.001 par value; 4,000,000 shares designated; 1,504,622 issued and outstanding	1,505
Preferred Stock Series B, $.001 par value; 600,000 shares designated, issued and outstanding	600
Common Stock; $0.001 par value, 500,000,000 shares authorized; 263,540,140 shares issued and outstanding	263,540
Additional paid-in capital	5,227,325
Accumulated deficit	(1,571,117)
Deficit accumulated during the development stage	(3,536,276)
Total Stockholders’ Equity	385,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,162,178

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)
CONSOLIDATED Statements of Operations

	For the Years Ended December 31, 2001 2000		From the Inception of the Development Stage on January 1, 1999 Through December 31, 2001
REVENUE
Sales - operations	$ 26,536	$ 228	$ 107,104
Royalty revenue	-0-	514	514
Total Revenue	26,536	742	107,618
COST OF SALES	-0-	185	41,230
GROSS PROFIT	26,536	557	66,388
EXPENSES
Salaries and related costs	331,264	-0-	331,264
Professional services	94,645	-0-	94,645
Rent	131,588	-0-	231,012
Depreciation and amortization	179,150	-0-	181,228
Impairment of intangible assets	205,279	-0-	205,279
General and administrative	133,809	279,439	2,654,485
Total Expenses	1,075,735	279,439	3,697,913
Loss from operations	(1,049,199)	(278,882)	(3,631,525)
OTHER INCOME (EXPENSE)
Gain on sale of assets	-0-	-0-	142,697
Other	-0-	11,673	11,673
Bad debt expense	(14,888)	(2,084)	(19,360)
Interest expense	(4,160)	-0-	(39,761)
Total Other Income (Expense)	(19,048)	9,589	95,249
NET LOSS	$(1,068,247)	$ (269,293)	$(3,536,276)
BASIC AND DILUTED LOSS PER SHARE	$ (.005)	$ (.005)
Weighted Average Shares Outstanding	234,898,637	59,008,459

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM THE INCEPTION OF THE DEVELOPMENT STAGE ON
JANUARY 1, 1999 THROUGH DECEMBER 31, 2001

	Preferred Stock		Preferred Stock-A		Preferred Stock-B		Common Stock
											Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Cap	Accumulated Deficit	Accumulated Dev. Stage	Total

Balance at December 31, 1998	14,363	$14	-0-	$-0-	-0-	$-0-	52,454,994	$52,455	$8,512,687	$(11,975,773)	$ -0-	$(3,410,617)
Issuance of Common Stock in payment of debt	-0-	-0-	-0-	-0-	-0-	-0-	3,095,000	3,095	211,905	-0-	-0-	215,000
Issuance of Common Stock for services	-0-	-0-	-0-	-0-	-0-	-0-	1,640,024	1,640	220,165	-0-	-0-	221,805
Issuance of Common Stock for cash	-0-	-0-	-0-	-0-	-0-	-0-	2,444,044	2,444	199,756	-0-	-0-	202,200
Options issued below market price	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	420,000	-0-	-0-	420,000
Net loss for the year ended December 31, 1999	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(2,198,736)	(2,198,736)
Balance at December 31, 1999	14,363	14	-0-	-0-	-0-	-0-	59,634,062	$59,634	9,564,513	(11,975,773)	(2,198,736)	(4,550,348)
Cancellation of Common Stock	-0-	-0-	-0-	-0-	-0-	-0-	(830,346)	(830)	(82,205)	-0-	-0-	(83,035)
Net loss for the year ended December 31, 2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(269,293)	(269,293)
Balance at December 31, 2000	14,363	14	-0-	-0-	-0-	-0-	58,803,716	58,804	9,482,308	(11,975,773)	(2,468,029)	(4,902,676)
Acquisition of MedSmart by NHLT as reverse acquisition	-0-	-0-	-0-	-0-	-0-	-0-	130,000,000	130,000	(7,034,427)	10,404,656	-0-	3,500,229
Conversion of NHLT preferred shareholders	(14,363)	(14)	-0-	-0-	600,000	600	-0-	-0-	(586)	-0-	-0-	-0-
Issuance of Common Stock for antidilution	-0-	-0-	-0-	-0-	-0-	-0-	3,046,305	3,046	179,732	-0-	-0-	182,778
Issuance of Series A Preferred Stock for creditors' claims	-0-	-0-	1,923,853	1,924	-0-	-0-	-0-	-0-	1,921,929	-0-	-0-	1,923,853
Issuance of Common Stock for cash per bankruptcy plan	-0-	-0-	-0-	-0-	-0-	-0-	45,000,000	45,000	555,000	-0-	-0-	600,000
Balance as of merger January 22, 2001	-0-	-0-	1,923,853	1,924	600,000	600	236,850,021	236,850	5,103,956	(1,571,117)	(2,468,029)	1,304,184
Issuance of Common Stock for services	-0-	-0-	-0-	-0-	-0-	-0-	7,500,000	7,500	22,500	-0-	-0-	30,000
Conversion of Preferred Stock to Common Stock	-0-	-0-	(419,231)	(419)	-0-	-0-	2,096,155	2,096	(1,677)	-0-	-0-	-0-
Issuance of Common Stock for cash	-0-	-0-	-0-	-0-	-0-	-0-	14,093,964	14,094	93,546	-0-	-0-	107,640
Issuance of Common Stock to Directors for services	-0-	-0-	-0-	-0-	-0-	-0-	3,000,000	3,000	9,000	-0-	-0-	12,000
Net loss for the year ended December 31, 2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1,068,247)	(1,068,247)
Balance at December 31, 2001	-0-	$ -0-	1,504,622	$ 1,505	600,000	$ 600	263,540,140	$263,540	$5,227,325	$(1,571,117)	$(3,536,276)	$ 385,577

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTSSEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From the Inception of the Development Stage on January 1, 1999 Through December 31,
	2001	2000	2001
Cash Flows From Operating Activities
Net loss	$(1,068,247)	$(269,293)	$(3,536,276)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Bad debt expense	14,888	2,084	19,360
Impairment of intangible assets	205,279	-0-	205,279
Depreciation and amortization	179,150	-0-	181,228
Expenses paid with common stock	42,000	-0-	683,805
Cancellation of stock	-0-	(83,035)	(83,035)
Gain on sale of assets	-0-	-0-	(142,697)
Changes in operating assets and liabilities:
Decrease in restricted cash	14,212	36,692	-0-
Decrease in accounts receivable	1,544	7,858	15,787
Decrease in royalties receivable	-0-	-0-	41,000
Decrease in deposits	4,000	-0-	13,298
Increase (decrease) in accounts payable and accrued expenses	(97,003)	149,474	1,049,350
Net Cash (Used) by Operating Activities	(704,177)	(156,220)	(1,552,901)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes receivable	-0-	120,000	150,000
Proceeds from loans payable, stockholder	-0-	-0-	48,000
Proceeds from notes payable - related party	-0-	34,550	503,663
Repayment of loans payable	-0-	-0-	(57,000)
Proceeds from issuance of common stock	707,640	-0-	909,840
Net Cash Provided by Financing Activities	707,640	154,550	1,554,503
INCREASE (DECREASE) IN CASH	3,463	(1,670)	1,602
NET CASH, BEGINNING OF YEAR	1,475	3,145	3,336
NET CASH, END OF YEAR	$ 4,938	$ 1,475	$ 4,938
CASH PAID DURING THE YEAR FOR:
Interest	$ 1,118	$ -0-	$ 17,715
Income taxes	$ -0-	$ -0-	$ -0-
NON - CASH FINANCING ACTIVITIES:
Issuance of preferred stock in payment of debt /liabilities	$ 1,923,853	$ -0-	$ 2,138,853
Issuance of common stock for services	$ 42,000	$ -0-	$ 263,805
Issuance of common stock under antidilution agreement	$ 182,778	$ -0-	$ 182,778
Options issued below market value	$ -0-	$ -0-	$ 420,000
Cancellation of common stock	$ -0-	$ 83,035	$ 83,035
Conversion of MedSmart shares to NHLT shares	$ 1,795,208	$ -0-	$ 1,795,208
Goodwill acquired in acquisition of NHLT by MedSmart	$ 1,207,301	$ -0-	$ 1,207,301
Reverse acquisition equity adjustments	$ 497,720	$ -0-	$ 497,720

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 1:             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

a.   Nature of Organization

National Health and Safety Corporation (NHLT) was incorporated on March 23, 1989 and provides medical cost containment services to both institutional and consumer markets.  MedSmart Healthcare Network, Inc. and HealthVIP are wholly owned subsidiaries of NHLT whose principal business activities consist of the marketing and distribution of discount card medical benefit memberships though its distribution network.  Membership cards are designed to be a complementary benefit to most individual standard health insurance plans and corporate health and leisure benefit packages.

On March 22, 1993 NHLT entered into a merger with State Policeman Annual Magazine, Inc. (State), whereby each share of the NHLT’s common and preferred stock was exchanged for one share of State’s common and preferred stock.  State is a company which was organized under the laws of the State of Utah on May 14, 1983.  Pursuant to the merger agreement, State amended its Articles of Incorporation to change its name to National Health and Safety Corporation.  NHLT entered the development stage on January 1, 1999 per SFAS No. 7 because of the bankruptcy proceedings and the sale of NHLT’s assets.

On July 1, 1999, NHLT filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States bankruptcy Court for the Eastern District of Pennsylvania, Case No. 99-18339.  Under Chapter 11, certain claims against NHLT in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while NHLT continued business operations as a debtor-in-possession.  These claims are reported in the December 31, 2000 balance sheet as "pre-petition accruals" in the amount of $4,344,951.  Claims secured against NHLT assets ("secured claims") also were stayed, although the holders of such claims had the right to move the Court for relief from the stay.  Secured claims amounted to $1,473,141 at December 31, 2000.  On August 21, 2000, NHLT filed the Fourth Amended Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization (the “Plan”) for its consideration by NHLT’s creditors and shareholders, and ultimate approval by the Bankruptcy Court.

On November 27, 2000 the Bankruptcy Court confirmed the Plan, and the Plan was implemented effective January 22, 2001.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 1:             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS  (Continued)

Upon implementation of NHLT’s Bankruptcy Plan (Plan) on January 22, 2001, the shareholders of MedSmart Healthcare Network, Inc. (MedSmart) acquired control of NHLT.  For accounting purposes this combination has been treated as a “reverse acquisition”  in accordance  with APB 16, with MedSmart treated for accounting purposes as the acquiring company.  MedSmart acquired the 58,803,716 outstanding shares of common stock of NHLT at $.0133 per share for a total value of $782,090.  This value was determined based on the simultaneous exchange by the shareholders of MedSmart of all the outstanding shares of MedSmart in consideration for the issuance of 130,000,000 NHLT common shares at an issuance price of $.0133 per share.  This per share price is consistent with the per share price of $.0133 paid for the issuance of 45,000,000 common shares for cash consideration of $600,000 for the capital infusion required under the Plan.  This valuation is also consistent with the total common stock and paid in capital of $1,795,208 which has been contributed into MedSmart as of the date of implementation of the Plan.  The Company’s results of operations include NHLT from January 22, 2001 through December 31, 2001.

b.  Principles of Consolidation

The Accompanying consolidated financial statements include the accounts of NHLT and its wholly owned subsidiaries, MedSmart Healthcare Network, Inc., and HealthVIP, collectively the Company.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

c.  Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $-0-.  Bad debts are written off in the period in which they are deemed uncollectible.  Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 1:             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (Continued)

d.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the asset which range form 5 to 7 years.

Expenses for repairs, maintenance and minor renewals are charged against to operations as incurred and expenses for major renewals and betterment are capitalized.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income.

e.  Goodwill

Goodwill represents excess of purchase price over fair value of assets acquired in acquisition of NHLT by MedSmart in the amount of $1,207,301.  This amount is being amortized over 20 years.  For the year ended December 31, 2001, amortization expense for goodwill was $55,335.

f.  Earnings per share

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2001
Net loss	$(1,068,247)	234,898,637	(.005)

For the Year Ended December 31, 2000

Net loss	$ (269,293)	59,008,459	$(.005)

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 1:             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (Continued)

Basic earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  As described in Note 7 and 8, at December 31, 2001 the Company had options and warrants outstanding to purchase a total of 13,340,519 shares of common stock, respectively, at weighted average exercise price of $0.23.  However, because the Company incurred a loss in 2001, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect.  Therefore, basic and diluted per-share amounts are the same in 2001.

g.  Significant Audit Adjustments

During the fourth quarter the Company had audit adjustments totaling approximately $28,000 that increased the net loss for the year.  Of this amount, $205,279 related to the impairment of intangible assets that was recognized in the fourth quarter (See Note 4).  In addition, the Company recognized bad debt expense of approximately $15,000 for receivables.  The Company also recognized approximately $65,000 in additional expense related to a judgment levied against the Company over an operating lease for office space.  These amounts were offset by a reduction in expenses of $246,500 related to the valuation of common stock issued for services.

In addition, the Company reclassified $386,201 in preferred stock Series A to accrued claims as stock certificates were not issued prior to January 1, 2002.

h.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 1:             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (Continued)

i.  Provision for Taxes

At December 31, 2001, the Company had net operating loss carryforwards of approximately $11,600,000 that may be offset against future taxable income through 2018.  No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

j.  Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

k.   Development Stage Company

The Company is a development stage company as defined by SFAS No. 7.  As a development stage company, the Company devotes most of its activities to raising capital in order to implement its marketing and distribution plan.

l.  Revenue Recognition

The Company recognizes revenue from the sale of cards in the period that sales are made.  A reserve for revenue has been setup to offset any card refunds.  Each marketing initiative will have its own reserve rate based upon the experience of the Company and industry norms.  The Company’s current overall rate is 1.5%.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 1:             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (Continued)

m.  Recent Accounting Pronouncements

In July 2001 the FASB issued SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other Intangible Assets.  These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements.  Any business combination transactions in the future would be accounted for under this guidance.

n.  Reclassifications

Certain amounts have been reclassified to maintain consistency and comparability for all periods presented here in.

NOTE 2:             GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a working capital deficiency of $753,900 an accumulated deficit of $5,107,393 as of December 31, 2001, and a net loss for the year then ended of $1,068,247.  Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of memberships through the Company’s benefits network.  The Company plans to secure financing through the sale of its equity or issuance of debt.  However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 3:             FIXED ASSETS

Fixed assets consists of the following:

Furniture and fixtures	$4,371
4,371
Less: Accumulated depreciation	(1,872)
$2,499

Depreciation expense for 2001 is $12,815.

NOTE 4:             IMPAIRMENT OF ASSETS

As a result of the acquisition of NHLT by MedSmart, the Company acquired certain licensing and software development costs.  These intangible assets were being amortized over three (3) years.  As part of the evaluation of intangible assets at December 31, 2001, the Company determined that the intangible assets were completely impaired as of that date.  The remaining book value of such intangible assets has been written off and charged to expense on that date.

NOTE 5:             NOTES PAYABLE AND LONG-TERM DEBT

Note Payable-related party at December 31, 2001 consists of the following:

Note payable to an affiliated limited partnership, accruing interest at 9% and due January 2002, unsecured. The note payable is a demand note that continues to accrue interest after maturity.	$ 36,000

Long-term debt at December 31, 2001 consists of the following:

Note payable with an individual; interest at 5.5%. Principal and interest due in annual installments of $3,519, maturing January 2008, unsecured.	$ 20,000
Less current maturities	(2,419)
Long-term debt, net of current portion	$ 17,581

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 5:             NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Principal payments on notes payable and long-term debt for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,
2002	$38,419
2003	2,552
2004	2,693
2005	2,841
2006	2,997
Thereafter	6,498
$56,000

NOTE 6:            PREFERRED STOCK

 In 1992, NHLT entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange a certain number of their shares of the pre-split common stock of NHLT and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock.  When NHLT's Plan was implemented on January 22, 2001, holders of NHLT's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Series B Preferred Stock.

Upon implementation of the Plan, the Company authorized issuance of up to 50,000,000 shares of Preferred Stock, of which the following series have been designated and issued:

The Company designated up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share.  The Company has 1,504,622 Series A shares issued and outstanding.  Each Series A share carries a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking Junior to Series A.  Each Series A share is convertible at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation.  The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 6:            PREFERRED STOCK  (Continued)

The Company designated and issued 600,000 shares of Series B Preferred Stock, par value $.001 per share.  Each Series B share carries a $1.00 liquidation preference that is inferior to Series A but is preferred to Common Stock and all other series of stock ranking Junior to Series B.  Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts stated in the Certificate of designation. The holders of Series B stock are entitled to vote for each share of Common Stock which would be held by them if all their shares of Series B were converted into shares of Common Stock.

NOTE 7:            STOCK OPTIONS

When  NHLT’s Plan was implemented on January 22, 2001, all outstanding options were canceled.

The Company sponsors a stock-based incentive compensation plan (the “Stock Plan”). The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Stock Plan.  Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123.  However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

On July 2, 2001 the disinterested members of the Company’s Board of Directors unanimously adopted an Incentive Stock Option Plan for certain of the management consultants under contract with First Advisors, Inc.  Total options for 25,000,000 shares of common stock were approved and granted to a total of five management consultants providing services to the Company.  Options for a total of 8,333,333 shares were vested at the time of grant.  The 16,666,667 total combined remaining options vest at the rate of twelve and one-half percent over each quarter for the next two years for each consultant, assuming continued service by the consultant.  In the event that the grantee is terminated without cause or the Company is sold or merged all remaining options vest.  In the event the grantee is terminated for cause, all unvested options will be canceled.  The exercise price of each option was fixed at $.02 per share, the closing bid price for the Company’s common stock on the date of adoption of the plan.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements
December 31, 2001

NOTE 7:            STOCK OPTIONS (Continued)

Out of the total options granted, Gary J. Davis, the Chief Executive Officer of the Company, was granted options totaling 9,000,000 shares of which 3,000,000 were immediately vested.  The remaining balance of 6,000,000 options granted Mr. Davis vest at the rate of 750,000 shares per quarter over the next two years.

The following is a summary of stock option activity under the 2001 Incentive Stock Option Plan:

	Number of Shares	Wgtd. Avg. Exercise Price
Options outstanding at January 1, 2001	-0-	$0.00
Granted	25,000,000	0.02
Canceled	-0-	0.00
Exercised	-0-	0.00
Options outstanding at December 31, 2001	25,000,000	$0.02

The fair value of each stock option granted in 2001 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 7.25%; the expected lives of the options are five years; and volatility of 100%.

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements
December 31, 2001

NOTE 7:            STOCK OPTIONS (Continued)

The following table summarizes information about stock options outstanding and exercisable under the plan at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at December 31, 2001	Wgtd. Avg. Exercise Price
$0.00 - $0.02	25,000,000	4.50	$0.02	10,416,666	$0.02
Total	25,000,000	4.50	$0.02	10,416,666	$0.02

During 2001, the Company did not incur any compensation cost for options granted under the Plan as required under APB No. 25. Had the compensation cost for the Company’s compensation plans been determined consistent with SFAS No. 123, the Company 's net loss and net loss per common share for 2001 would approximate the pro forma amounts as shown below:

2001
Net loss
As reported	$(1,068,319)
SFAS No. 123 Charge	208,333
Pro Forma	$(1,276,652)
Net income (loss) per common share - basic and diluted
As reported	$ (.005)
Pro Forma	$ (.005)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 8:            STOCK WARRANTS

When NHLT's Plan was implemented on January 22, 2001, all outstanding warrants were canceled.  As a part of the Plan, NHLT authorized two new series of warrants.

Class A warrants were issued to each holder of Series A and Series B Preferred Stock in the ratio of one warrant for each share.  There are 4,000,000 Class A warrants authorized; 1,923,853 Class A warrants issued and outstanding, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant.  There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.  Presently, no Class B warrants are outstanding.

At the time of original issuance the Class A warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero.

NOTE 9:            RELATED PARTY TRANSACTIONS

On May 1, 2001, the Company approved a consulting agreement and retained First Advisors, Inc. ("First Advisors") of Austin, Texas, to provide business consultation services.  Under terms of the agreement, First Advisors will assist and advise MedSmart with the specific goal of facilitating a high volume implementation of its medical discount program. First Advisors provides office space to the Company under the management agreement.  First Advisors is a company controlled by Gary J. Davis, the Chief Executive Officer of the Company and an affiliate of the Company.  The consulting agreement was approved by a majority of the disinterested Directors of the Company.  The consulting agreement is for an initial term of one year, however, upon thirty days notice it may be canceled by either the Company or First Advisors.  Under terms of the consulting agreement First Advisors is to receive payment for services in the form of common stock registered under Form S-8 at a rate of 1,250,000 shares per month.  Effective November 1, 2001, the Company modified the agreement with First Advisors to pay on the first day of each month the greater of  $60,000 or an amount equal to 20% of gross profit of the Company.  During 2001, $150,000 was expensed by the Company under this agreement and at December 31, 2001, the Company owed First Advisors $52,360 under this agreement.

During the year ended December 31, 2001, an affiliated company paid certain legal and operating expenses for the Company.  As of December 31, 2001, the Company owed $39,432 to the affiliate.

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 9:            RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2001, the Company still owes $24,839 to an affiliated company related to travel expenses incurred in conjunction with the NHLT bankruptcy.

At December 31, 2001, the Company has a note payable of $36,000 with an affiliated company.  The note accrues interest at 9% and is due in January 2002.  See also Note 5.

During 2001, the Company issued 1,500,000 shares of common stock to each of Eugene Rothchild and James Kennard, respectively.  This stock bonus was issued as compensation for their efforts and work during the bankruptcy and reorganization of the Company.  During the year NHLT recorded a general and administrative expense in the amount of $12,000 related to this stock issuance.  Both Mr. Rothchild and Mr. Kennard are directors of the Company.

NOTE 10:            PRO FORMA FINANCIAL INFORMATION

MedSmart was acquired by NHLT during the year ended December 31, 2001.  Noted below are the Pro Forma results of Consolidated Net Income of NHLT assuming MedSmart and NHLT had been combined at the beginning of the noted periods.

	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenue	$ 26,536	$ 50,738
Income (Loss) from continuing operations	(1,236,862)	(1,343,546)
Net Income (Loss) before Extraordinary Items	(1,255,910)	(1,333,957)
Extraordinary Items	18,138	-0-
Net Income (Loss)	(1,237,772)	(1,333,957)
Basic Net Income (Loss) per Share	$ (.005)	$ (.005)

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 11:             FAIR VALUES OF FINANCIAL INSTRUMENTS

The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”.  The carrying amounts and fair value of the Company's financial instruments are as follows:

December 31, 2001
	Carrying Amount	Fair Values
Cash	$ 4,938	$ 4,938
Accounts receivable	$ 110	$ 110
Notes payable	$56,000	$56,000

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash
The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

Accounts Receivable

The carrying amounts reported on the balance sheet for accounts receivable are reported at net realizable value.

Notes Payable

The fair values of notes payable are estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate as the discount rate.