Form 10KSB/A
period 2001-12-31
NATIONAL HEALTH & SAFETY CORP
filed 2002-04-26
CIK 901899

As filed with the SEC on April 26, 2002

Securities and Exchange Commission
Washington, D.C.  20549

Form 10-KSB/A

Amendment No. 1 to the

Annual Report Pursuant to SectIon 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001	Commission File No. 0-24778

National Health & Safety Corporation
(Name of small business issuer in its charter)

Utah	87-0505222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3811 Bee Cave Road, Suite 210,
Austin, Texas 78746
(Address of principal executive offices)
Issuer’s telephone no.:   (512) 328-0433

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]          No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State the issuer’s revenues for its most recent fiscal year:   $ 26,536

At March 31, 2002, there were 198,905,365 shares of registrant’s Common Stock held by non-affiliates, with an aggregate market value of approximately $1,989,054, based on that day’s closing price on the OTC Bulletin Board.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  [X]          No  [   ]

At March 31, 2002, a total of 266,957,220 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

PART I		1
Item 1.	Description of Business	1
	HealthVIP Healthcare Benefits Discount Program	1
	Change of Management and Direction in 2001	1
	Marketing and Distribution	4
	Technology Systems Development during 2001	5
	Historical Developments – Bankruptcy Proceedings	6
	Healthcare Discount Programs – Industry Overview	7
	Competition	10
	Government Regulation	11
	Employees	12
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II		13
Item 5.	Market Price of NHLT’s Common Stock and Related Stockholder Matters	13
	Dividend Policy	14
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Recent Accounting Pronouncements	14
	Results of Operations for the Twelve Months Ended December 31, 2001, as Compared to the Twelve Months Ended December 31, 2000	15
	Net Operating Losses	15
	Liquidity and Capital Resources	16
	Inflation	16
	Risk Factors and Cautionary Statements	16
Item 7.	Financial Statements	16
Item 8.	Changes in and Disagreements with Accountants	17

PART III		17
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	17
Item 10.	Executive Compensation	19
	Stock Option Grants and Exercises in 2001	20
	Aggregated 2001 Option Exercises and Year-End Values	21
	Employment Agreements	21
	Compensation of Directors	21
Item 11.	Security Ownership of Certain Beneficial Owners and Management	21
Item 12.	Certain Relationships and Related Transactions	24
Item 13.	Exhibits, Lists, and Reports on Form 8-K	24
Signatures		27

NATIONAL HEALTH & SAFETY CORPORATION

National Health & Safety Corporation (“NHLT”) filed its annual report on Form 10-KSB for the 2001 fiscal year on April 15, 2002.  The original filing did not contain the information required by Part III of Form 10-KSB because NHLT expected to file its proxy materials prior to April 30, 2002, and hold its annual meeting in late May 2002.  The annual meeting has been postponed.  NHLT is filing this amendment number one to Form 10-KSB to provide the information contained in Part III of this report.

PART I

Item 1.            Description of Business

NHLT has provided discount healthcare products and services to the general public since 1993.  NHLT offers discount healthcare services through a membership program, which it markets to the general public.  NHLT does not offer health insurance; rather, it offers a healthcare discount program called HealthVIP through HealthVIP, LLC, a single-member owned limited liability company of NHLT.  Prior to mid-2001, NHLT offered another discount healthcare program called POWERx.

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

About New Benefits, Inc.

Founded in 1989, New Benefits is a privately held company in Dallas Texas and an established leader in designing, manufacturing and packaging healthcare related products and services on a national basis.  New Benefits has pioneered a membership fulfillment process that can be customized to meet each company’s needs.  All of the benefits programs are supported by innovative technology, which is fully automated.  For example, New Benefits can generate up to 4,000 membership cards per hour - an amount that significantly exceeds NHLT’s current needs.   New Benefits’ subsidiaries include Coast-to-Coast Vision, UHS Chiropractic, and Mail Order Pharmacy and they currently provide the following benefits: Vision Care, Retail & Mail Order Pharmacy, Dental Care, Chiropractic Care, Travel Assistance, Counseling Services, Nurse Hotline, Physician Care, Hearing Care, Vitamins & Nutritional Supplements and Medifile (medical information storage and retrieval).  The chairman and CEO of New Benefits, Joel Ray, has more than 20 years experience in the ancillary healthcare benefits industry.  Currently, New Benefits services a membership base of more than 9 million cardholders.

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

Marketing and Distribution

Agreement with DM Benefit Group

On June 28, 2001, NHLT signed a marketing agreement with DM Benefit Group, LLC (“DM Benefit Group”), of Austin, Texas, to launch a marketing program targeted at selected credit unions throughout the United States.  NHLT chose DM Benefit Group because it believes that the principal of DM Benefit Group, John Flynn, can successfully direct a marketing effort to credit unions.  He has more than 22 years’ previous management experience with various credit unions.  Mr. Flynn commenced his efforts at marketing the HealthVIP program in the Fall of 2001.

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

Historical Developments – Bankruptcy Proceedings

NHLT spent the period from 1993 through June 1999 trying to develop a healthcare benefits discount program, called POWERx.   POWERx was a predecessor of NHLT’s current HealthVIP program.  NHLT attempted to use its internal staff and resources to develop and market POWERx.  This effort proved unsuccessful, and on July 1, 1999, NHLT voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99--18339).  In 1999, with approval of the Bankruptcy Court, NHLT sold POWERx to MedSmart for $150,000 cash, paid in five installments in 1999 and 2000, plus an insignificant amount of royalty payments.

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
            -           Rising costs for coverage have outpaced workers’ wages.
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

            -           Better Member Service.  HealthVIP will endeavor to use its outsourced member service department as a distinct competitive advantage.  The state-of-the-art call center can assist members with questions, comments and provider location referrals. Additionally, 24-hour provider referrals are available via a toll-free automated system and on the Internet at www.locateproviders.com.  HealthVIP can also set up private, toll-free member support phone numbers that can be answered using any organization’s name. The call center is capable of managing numerous customized and general toll-free numbers answered by trained representatives. In addition to multiple T-1 lines capable of accommodating concurrent volumes of incoming calls, the call center utilizes a self-monitoring call management system with automatic call distribution. The call center maintains a full-time, trained staff of customer service representatives available to handle virtually any member request Monday through Friday from 8:00 a.m. to
                        6:00 p.m. CST, and a 24-hour automated system for referrals to Vision and
                        Chiropractic providers.  This level of member service and customization is a step above what the majority of the competition provides and will be an important issue and selling point for the HealthVIP’s distributors to use when marketing
                        HealthVIP to their clients.

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

Pursuant to and effective upon implementation of the Plan on January 22, 2001, several changes in NHLT’s corporate structure occurred.  All previously outstanding shares of stock, warrants and other interests in NHLT (other than the Common Stock) were canceled, and NHLT authorized and issued the following new classes of securities:

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

Part III

Item 9.            Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Listed below is information about NHLT’s directors and executive officers as of December 31, 2001.  Directors are elected by shareholders at each annual shareholders’ meeting and serve until their successors are elected and qualified.  There are no agreements with respect to the election of directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.  NHLT does not have any standing committees.

Name	Age	Positions Held

Gary Davis	48	Chief Executive Officer, Chairman, President, and Director

Jimmy Nix II	30	Chief Accounting Officer and Director

Dennis Hawk	42	Director

James R. Kennard	65	Director

Eugene M. Rothchild	70	Director

Gary J. Davis is the President, CEO and a Director of National Health and Safety Corp. and President & CEO of HealthVIP, LLC.  Additionally, Mr. Davis is the Founder, President, CEO and sole shareholder of First Advisors, Inc., the business of which is investing private investment capital in start-up and early stage companies.  Since 1973, Mr. Davis has spent a major portion of his career in a wide range of capital raising endeavors, including debt and equity for real estate ventures and private equity capital for business ventures.  Additionally, Mr. Davis is a Director of Ashley Laurent, Inc., a software company offering integrated network security solutions, a Director of Collins Financial Services USA, Inc., a financial services holding company with subsidiaries involved in distressed consumer debt investment and collections, based in Austin, and a principal of numerous other private investment partnerships and limited liability companies.

Jimmy E. Nix, II is Vice President of Finance and Chief Accounting Officer for HealthVIP, LLC and NHLT, and a Director of National Health and Safety Corporation.  Mr. Nix has served in a number of financial management positions in the healthcare services field, most recently as Financial Manager for MD Productivity, a medical software company, and as a Senior Accountant with Barton Creek Health Care.  Mr. Nix received his B.B.A. in Accounting from The University of Texas at Austin.

Dennis Hawk became a Director of National Health & Safety Corporation in October 2001.  Mr. Hawk is a private investor in a range of business sectors.  He also is a practicing attorney in Los Angeles, California.

James R. Kennard became a director of NHLT in 1999 and served as Chief Executive Officer from January 17, 2000 until February 9, 2001.  Mr. Kennard has over forty years of business experience in the aerospace, computer and medical equipment industries.  He retired in 1988 from Transicoil, Inc., where he was C.O.B, C.E.O and President.  Since his retirement, Mr. Kennard been active in business planning and consulting projects.  He is presently the majority shareholder and President of Fore Seasons Golf, Inc., a golf practice facility in Pennsylvania.  He received his initial education with General Electric’s Apprentice Toolmaker program, affiliated with Purdue University, in the 1950’s and continued with a four year manufacturing management program and advanced manufacturing management program, also with General Electric.  Mr. Kennard has also completed a series of programs with the American Management Association and has completed the “Presidents Course” as a member of their President’s Association in 1985.

Eugene M. Rothchild became a director of NHLT in July 1999 and served as President of the Company from January 17, 2000 until February 9, 2001.  Mr. Rothchild received a BBA Degree from the University of Cincinnati in 1954 and earned his Juris Doctorate degree from the University of Cincinnati, College of Law, in 1956.  Mr. Rothchild served as a U.S. Air Force Judge Advocate on active duty from 1958 to 1960 and was an attorney for the National Labor Relations Board from 1964 to 1969.  From 1969 to the present, he has practiced law in the Cincinnati, Ohio area specializing in estate, business and negligence law.

Garret D. Davis is the Vice President of Marketing and Distribution for HealthVIP, LLC.  He has experience in business management and operations, specifically in the start-up and Internet space.  In addition to his position with HealthVIP, LLC, Mr. Davis is the Senior Vice President of Strategy & Business Development for First Advisors, Inc. Mr. Davis also is a Co-Founder and was previously the Chief Operating Officer of Good2CU.com, an Internet start-up focused on the credit union industry, and was subsequently sold to Billing Concepts, Inc. Mr. Davis previously has held senior positions with Collins Financial Services, Inc., and P.M. Clinton Investigations, Inc.

Robert M. Scott serves as the Corporate Secretary for HealthVIP, LLC and the General Counsel for First Advisors, Inc.  He has more than 30 years of experience in business and academic fields.  Mr. Scott received his B.B.A. from the University of Texas at Austin in 1966, and his J. D. from the University of Texas School of Law in 1969.  He holds a M.A. and a Ph.D. with distinction from George Washington University in Washington, D.C.  In addition, he conducted computer-oriented training for the real estate industry and taught business, law, and humanities courses for several universities, including George Washington University and the University of Maryland.  Mr. Scott has operated a general law practice and has owned and managed a retail furniture outlet, a funeral service establishment, and a regulated reserve life insurance agency.  He has served as a Board Member for several commercial companies, for the insurance industry, for a Texas regional MHMR Hospital, and for the Central Texas Council of Governments’ Private Industry Council.

Gary Ennis is the Director of Marketing Communications for HealthVIP, LLC and the Director of Marketing for First Advisors, Inc.  Mr. Ennis has over 10 years of marketing experience, primarily in the financial services arena.  Previously, he served as Director of Marketing Communications for Good2CU.com, Manager of Marketing Communications for Ameritas Life Insurance Corp., and Assistant Vice President of Corporate Relations for the FIC Insurance Group.  He has also held positions in advertising and public relations.  Mr. Ennis holds an M.B.A. from Villanova University and a B.S. in Marketing, with honors, from Philadelphia University.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Regulations require that NHLT’s directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish NHLT with copies of all such reports they file.  Based solely upon a review of the copies of the form furnished to NHLT, or written representations from certain reporting persons that no reports were required, NHLT believes that no other persons failed to file required reports on a timely basis during or in respect of 2001.

Item 10.          Executive Compensation

The following table summarizes the compensation of chief executive officer and the other most highly compensated executive officers of NHLT and its subsidiaries during the past year.

Annual Compensation
(a) (1)	(b)	(c)	(d)	(e)	(f)
Name	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation
James Kennard,
Chief Executive Officer	2001	-0-	-0-	$6,000 (2)	-0-

Gary Davis, (3)
Chief Executive Officer	2001	$25,000	-0-	$30,000	-0-

(1)  James Kennard served as chief executive officer until February 2001.  Gary Davis has served as chief executive officer from February 2001, through the present.

(2)  On May 10, 2001, our board of directors awarded Mr. Kennard 1,500,000 shares of common stock for his services as director and chief executive officer during the bankruptcy.  NHLT recorded a general and administrative expense of $6,000 in connection with this issuance.  The closing share price of NHLT’s common stock on May 10, 2001 was $0.04 per share.  NHLT valued the stock at $6,000 ($0.004 per share) because it was restricted stock and because it could not be sold without materially depressing the market price, considering the low trading volume of NHLT’s shares.

(3)  Mr. Davis’ compensation includes compensation paid to First Advisors, Inc., described in Management - Agreement with First Advisors, Inc. on page 2. First Advisors received 7,500,000 shares of restricted common stock, issued in 6 installments of 1,250,000 shares each between June 4, 2001 and October 24, 2001.  NHLT recorded an expense of $30,000 in connection with the stock issuance.  The closing share price of NHLT’s common stock on the dates it issued shares to First Advisors ranged between $0.04 and $0.01 per share.  NHLT valued the stock at $30,000 ($0.004 per share) because it was restricted stock and also because it could not be sold without materially depressing the market price, considering the low trading volume of NHLT’s shares.

Stock Option Grants and Exercises in 2001

On July 2, 2001, the disinterested members of NHLT’s Board of Directors unanimously adopted the 2001 Stock Option & Incentive Plan for certain of the management consultants under contract with First Advisors.  Total options for 25,000,000 shares of common stock were approved and granted to a total of five management consultants providing services to the Company.  Options for a total of 8,333,333 shares were vested at the time of grant.  The 16,666,667 total combined remaining options vest at the rate of twelve and one-half percent over each quarter for the next two years for each consultant, assuming continued service by the consultant.  In the event that the grantee is terminated without cause or the Company is sold or merged all remaining options vest.  In the event the grantee is terminated for cause, all unvested options will be canceled.  The exercise price of each option was fixed at $.02 per share, the closing bid price for the Company’s common stock on the date of adoption of the plan.  The Company did not grant any stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees during 2000.  None of the executive officers exercised any stock options or stock appreciation rights in 2001, 2000, 1999, or 1998.  Gary Davis, the chief executive officer, had 3,750,000 vested stock options outstanding at the end of 2001.

On March 1, 2002, the Board of Directors unanimously adopted the 2002 Employees and Consultants Stock Option Plan for certain employees, directors, officers and advisors of NHLT.  As of April 18, 2002, no options have been awarded under this Plan.

Aggregated 2001 Option Exercises and Year-End Values

None of the executive officers named in the Summary Compensation Table exercised any stock options or stock appreciation rights in 2001, 2000, or 1999.  The following table summarizes the number and value of all unexercised stock options held by those executive officers at the end of 2001.

(a)	(b)	(c)	(d)	(e)
Name(1)	Number of Securities Underlying Options/SARs Exercised	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the- Money Options/SARs at FY-End ($)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable

James Kennard	-0-	-0-	-0-	-0-

Gary Davis	3,750,000 / 0	-0-	3,750,000 / 0	-0-

(1)        James Kennard served as chief executive officer until February 2001.  Gary Davis has served as chief executive officer from February 2001, through the present.

Employment Agreements

NHLT currently has no employment agreements, other than the Management Services Agreement with First Advisors described in Management – Agreement with First Advisors, Inc. on page 2.

Compensation of Directors

During 2001 NHLT issued 1,500,000 shares of common stock to each of Eugene Rothchild and James Kennard, respectively.  This stock bonus was issued as compensation for their efforts and work as Directors during the bankruptcy and reorganization of NHLT.  Directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors.  No other compensation was paid to any Directors in 2001.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

The following tables contain information regarding the ownership of NHLT’s voting securities as of December 31, 2001, by:

i)          Each person who is known by NHLT to own beneficially more than 5% of the outstanding shares of each class of equity securities;

ii)         each director of NHLT, and

iii)         all directors and officers of NHLT as a group.

Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the tables possesses sole voting and investment power with respect to its or his shares.

On December 31, 2001, 263,540,140 shares of NHLT’s Common Stock were outstanding.

Holders of each series of preferred shares have voting rights equal to the number of shares into which they are convertible.  None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred Shares.

On December 31, 2001, there were 1,504,622 shares of Series A preferred stock outstanding. The shares of Series A Preferred Stock are convertible into NHLT’s common stock at the option of the security holder, at the rate of five shares of Common Stock for each share of Series A Preferred Stock.

On December 31, 2001, there were 600,000 shares of Series B preferred stock outstanding. The shares of Series B Preferred Stock are convertible into NHLT’s common stock at the option of the security holder, at the rate of five shares of Common Stock for each share of Series B Preferred Stock.

	Common	Options	Series A	Warrants	Series B	% Owned

Gary J. Davis, President, CEO,	30,167,482	3,750,000	0	0	0	12.69%
Chairman, and a Director
3811 Bee Cave Road, Suite 210
Austin, Texas 78746

Jimmy Nix II, CAO, Director	22,095,678	0	15,278	15,278	0	8.42%
3005 Sugar Berry Cove
Round Rock, TX 78664

Dennis Hawk, Director	6,546,982	0	0	0	0	2.48%
3100 Donald Douglas Loop North, Suite 201
Santa Monica, California 90405

James R. Kennard, Director	2,621,781	0	0	206,071	206,071	1.53%
1053 Buckeye Lane
Greentown, PA 18426

Eugene M. Rothchild, Director	2,172,500	0	0	0	0	0.82%
14 Woodcreek Drive
Cincinnati, OH 45241

Lucinda Kay Nix Trust	22,095,675	0	15,277	15,277	0	8.42%
2200 Holiday Rd.
Coralville, IA 52241

Leah Janine Nix Trust	22,095,675	0	15,277	15,277	0	8.42%
201 Snowcap Dr
Ruidoso, NM 88345-5603

Jo M. Nix	22,095,675	0	15,277	15,277	0	8.42%
4958 Oakmont
Corpus Christi, TX 78413

EWMW Limited Partnership	22,306,780	0	7,005	7,005	0	8.48%
2414 Jarratt Avenue
Austin, Texas 78703

Robert T. Kirk	16,008,840	0	0	0	0	6.07%
2255 West Glades Road
Boca Raton, FL 33433

All directors and executive officers as a group (5 persons)	63,604,423	3,750,000	15,278	221,349	206,071	25.63%

(1)        Based upon  263,540,140 shares of Common Stock outstanding on December 31, 2001.  Each Series A and Series B Preferred Share is convertible into five (5) shares of Common Stock.  Each Warrant is convertible into two (2) shares of Common Stock.  Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2001.

(2)        Jimmy Nix beneficially owns the Common Stock, Series A Preferred Shares, and Warrants through the Jimmy Nix II Trust.

Item 12.          Certain Relationships and Related Transactions

Gary J. Davis became president of NHLT in January 2001, after the plan of reorganization was implemented. Mr. Davis is an officer of the general partner of the IPA Investors, LP, which purchased 15,000,000 of our common shares for $200,000 as part of the reorganization.  Mr. Davis also acquired shares of NHLT stock individually as a result of the exchange offer by NHLT for shares of MedSmart.  Mr. Davis has chosen to provide services to NHLT and to be compensated by NHLT through First Advisors, Inc., a personal consulting company wholly owned by Mr. Davis.

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

Founded in 1996, First Advisors, Inc. is a privately held corporation owned by Mr. Davis.  First Advisors also sponsors investment limited partnerships that invest in start-up and early stage business ventures, primarily in the software, Internet and financial services industries. An investment partnership affiliated with Mr. Davis provided capital to us in January to facilitate our reorganization plan. First Advisors also provides business consultation services, such as marketing, sales, technology and strategic thinking, to its portfolio companies and other third party clients.  The consulting relationship will last one year, unless either party gives 30 days notice of canceling the relationship.

On October 26, 2001, NHLT entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Premium Holdings, Inc., HealthMed, Inc., World Trust Investments, The Beverly Center Trust, Mitchell J. Stein, and Dennis J. Hawk (collectively the Stein Group).  Under the Settlement Agreement, NHLT agreed to issue 6,546,982 shares of NHLT’s common stock to HealthMed, Inc., a Nevada company, 6,546,982 shares of common stock to Dennis J. Hawk, and also agreed to appoint Dennis J. Hawk to the board of directors to fill the vacancy left by Gregory J. Figaro.

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

10.4(3)	Renewal and Extension of Management Services Consulting Agreement with First Advisors, Inc.

10.5(5)	Amendment to Management Services Agreement between National Health & Safety Corporation and First Advisors, Inc.

22.1(3)	Subsidiaries of the Registrant- MedSmart Healthcare Network, Inc. and HealthVIP, LLC.

24.1(3)	Power of Attorney (see signature page)

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

(3) Previously filed as an exhibit to NHLT’s Form 10-KSB for 2001 filed on April 15, 2002.

(4) To be filed by amendment.

(5) Filed herewith.

(b)        Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 26th day of April, 2002.

National Health & Safety Corporation

By:	Gary Davis
Gary Davis, President and Chief Executive Officer

By:	Jimmy E. Nix II
Jimmy E. Nix II, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 26, 2002, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Gary Davis
Gary Davis, Director and Chairman of the Board of Directors

By:	Eugene M. Rothchild
Eugene M. Rothchild, Director

By:	James R. Kennard
James R. Kennard, Director

By:	Jimmy E. Nix II
Jimmy E. Nix II, Director

By:	Dennis J. Hawk
Dennis J. Hawk, Director

NATIONAL HEALTH & SAFETY CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

TABLE OF CONTENTS

PAGE
INDEPENDENT AUDITORS’ REPORT	F – 1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet	F – 2
Consolidated Statements of Operations	F – 3
Consolidated Statements of Stockholders’ Equity	F – 4
Consolidated Statements of Cash Flows	F – 8
Notes to Consolidated Financial Statements	F – 9

Board of Directors
  National Health & Safety Corporation and Subsidiaries
  (A Development Stage Company)

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheet of National Health & Safety Corporation and Subsidiaries (a development stage company) (Company) as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000 and from the inception of the development stage on January 1, 1999 through December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has a working capital deficiency of $753,900, an accumulated deficit of $5,107,393 and a net loss for the year ended December 31, 2001 of $1,068,247.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are partially described in Note 2.  The accompanying consolidated financial statements do not include any adjustment relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 1:         SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (Continued)

d.  Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the asset which range form 5 to 7 years.

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
$56,000

NOTE 6:         PREFERRED STOCK

 In 1992, NHLT entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange a certain number of their shares of the pre-split common stock of NHLT and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock.  When NHLT’s Plan was implemented on January 22, 2001, holders of NHLT’s 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Series B Preferred Stock.

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

During 2001, the Company did not incur any compensation cost for options granted under the Plan as required under APB No. 25. Had the compensation cost for the Company’s compensation plans been determined consistent with SFAS No. 123, the Company ‘s net loss and net loss per common share for 2001 would approximate the pro forma amounts as shown below:

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

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 8:         STOCK WARRANTS

When NHLT’s Plan was implemented on January 22, 2001, all outstanding warrants were canceled.  As a part of the Plan, NHLT authorized two new series of warrants.

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
(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2001

NOTE 11:       FAIR VALUES OF FINANCIAL INSTRUMENTS

The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”.  The carrying amounts and fair value of the Company’s financial instruments are as follows:

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