Form 10QSB
period 2002-03-31
NATIONAL HEALTH & SAFETY CORP
filed 2002-05-15
CIK 901899

As filed with the SEC on May 15, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002	Commission File No. 0-24778

NATIONAL HEALTH & SAFETY CORPORATION
(Name of small business issuer in its charter)

Utah	87-0505222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3811 Bee Cave Road, Suite 210,
Austin, Texas 78746
(Address of principal executive offices)
Issuer’s telephone no.:   (512) 328-0433

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]          No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.    Yes  [X]          No  [   ]

At March 31, 2002, a total of 266,957,220 shares of registrant’s Common Stock were outstanding.

PART I.            FINANCIAL CONDITION

Item 1.  Financial Statements

The following unaudited Financial Statements for the period ended March 31, 2002, have been prepared by National Health & Safety Corporation.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED Balance Sheet
March 31, 2002

ASSETS

CURRENT ASSETS
Cash	$ 2,391
Accounts receivable, net	476
Total Current Assets	2,867

PROPERTY AND EQUIPMENT, NET	2,183
GOODWILL	1,151,966
DEPOSITS	2,593

TOTAL ASSETS	$ 1,159,609

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED Balance Sheet
March 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 215,777
Pre-petition accruals	386,201
Administrative claims payable	20,000
Notes Payable	70,000
Accounts payable to affiliate	263,117
Note payable to affiliate	36,000
Total Current Liabilities	991,095

Total Liabilities	991,095

STOCKHOLDERS’ EQUITY
Preferred Stock Series A, $.001 par value; 4,000,000 shares authorized; 1,404,622 issued and outstanding	1,405
Preferred Stock Series B, $.001 par value; 600,000 shares authorized; 16,584 shares issued and outstanding	17
Common Stock; $.001 par value, 500,000,000 shares authorized; 266,957,220 shares issued and outstanding	268,807
Additional paid-in capital	5,224,592
Accumulated deficit	(1,571,120)
Deficit accumulated during the development stage	(3,753,337)

Total Stockholders’ Equity	168,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,159,609

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
  (A Development Stage Company)
CONSOLIDATED Statements of Operations

	For the Three Months Ended March 31, 2002 2001		From the Inception of the Development Stage on January 1, 1999 Through March 31, 2002
REVENUE
Sales - operations	$ 3,007	$ 12,795	$ 110,111
Royalty revenue	0	0	514
Total Revenue	3,007	12,795	110,625
COST OF SALES	41	2,913	41,271
GROSS PROFIT	2,966	9,882	69,354
EXPENSES
General and administrative	217,127	371,669	3,733,812
Depreciation and amortization	315	45,640	181,543
Total Expenses	217,442	417,309	3,915,355
Loss from operations	(214,476)	(407,427)	(3,846,001)
OTHER INCOME (EXPENSE)
Gain on sale of assets	-0-	-0-	142,697
Bad debt expense	-0-	-0-	(19,360)
Other	-0-	-0-	11,673
Interest expense	(2,585)	(907)	(42,346)
Total Other Income (Expense)	(2,585)	(907)	92,664

NET INCOME before Income Taxes	($217,061)	($408,334)	($3,753,337)
Income Taxes	-0-	-0-	-0-
NET INCOME (LOSS) before Extraordinary Gain	($217,061)	($408,334)	($3,753,337)
Extraordinary Gain	-0-	19,038	-0-
NET INCOME	($217,061)	($389,296)	($3,753,337)

BASIC NET INCOME (LOSS) PER SHARE Before Extraordinary Gain	($0.001)	($0.002)

BASIC AND DILUTED NET INCOME PER SHARE Related to Extraordinary Gain	$0.000	$0.000

BASIC AND DILUTED NET INCOME PER SHARE	($0.001)	($0.002)
Weighted Average Shares Outstanding	265,294,636	193,327,591

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From the Inception of the Development Stage on January 1, 1999 Through March 31,
	2002	2001	2002

Cash Flows From Operating Activities
Net income (loss)	$(217,061)	$(389,296)	$(3,753,337)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	316	45,640	181,544
Expenses paid with common stock	-0-	182,778	683,805
Cancellation of stock	-0-	-0-	(83,035)
Bad debt expense	-0-	-0-	19,360
Impairment of intangible assets	-0-	-0-	205,279
Gain on sale of assets	-0-	-0-	(142,697)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(294)	1,911	15,493
(Increase) decrease in royalties receivable	-0-	-0-	41,000
(Increase) decrease in deposits	-0-	-0-	13,298
(Increase) decrease in prepaid expenses	-0-	(9,094)	-0-
Increase (decrease) in accounts payable and accrued expense	15,423	(428,286)	1,064,773
Increase (decrease) in accounts & notes payable affiliate	149,069	50,558	149,069
Net Cash (Used) by Operating Activities	(52,547)	(545,789)	(1,605,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-0-	-0-	-0-
Net Cash Provided by Investing Activities	-0-	-0-	-0-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From the Inception of the Development Stage on January 1, 1999 Through March 31,
	2002	2001	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note receivable	-0-	-0-	150,000
Proceeds from loans payable, stockholder	-0-	-0-	48,000
Proceeds from notes payable	50,000	-0-	50,000
Proceeds from notes payable - related party	-0-	-0-	503,663
Repayment of loans payable	-0-	-0-	(57,000)
Proceeds from issuance of common stock	-0-	600,000	909,840
Net Cash Provided by Financing Activities	50,000	600,000	1,604,503

INCREASE (DECREASE) IN CASH	(2,547)	54,211	(945)
CASH, BEGINNING OF PERIOD	4,938	5,836	3,336
CASH, END OF PERIOD	2,391	60,047	2,391
CASH PAID DURING THE PERIOD FOR:
Interest	0	907	17,715
Income taxes	0	0	0

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in payment of debt	0	0	0
Issuance of common stock for services	0	0	263,805
Options issued below market value	0	0	420,000
Issuance of Series A Preferred Stock in payment of debt	0	1,869,802	2,138,853
Issuance of Series B Preferred Stock on conversion	0	600	600
Issuance of Common Stock for NHLT Acquisition	0	782,090	782,090
MedSmart debt converted to common stock	0	1,580,149	1,795,208
Acquisition of Goodwill with NHLT purchase	0	1,207,301	1,207,301
Fair value adjustment to retained earnings upon acquisition	0	1,936,149	1,936,149
Issuance of Common Stock for Anti-dilution expense	0	182,778	182,778
Cancellation of Common Stock	0	0	83,035

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

a.         Nature of Organization

The consolidated financial statements include, for the quarter ended March 31, 2002, the accounts of NHLT, HealthVIP LLC, NHLT’s single-member owned limited liability company, and MedSmart Healthcare Network, Inc., a wholly-owned subsidiary, collectively the Company.

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

On July 1, 1999, NHLT filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Pennsylvania, Case No.99-18339.  Under Chapter 11, certain claims against NHLT in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while NHLT continued business operations as debtor-in-possession.  The balance of claims which have, to date, not been settled are reported in the March 31, 2002, balance sheet as "pre-petition accruals" in the amount of $386,201.  On August 21, 2000, NHLT filed the Fourth Amended Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization (the "Plan") for consideration by NHLT's creditors and shareholders, and ultimate approval by the Bankruptcy Court.

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

MedSmart, a Nevada corporation, was incorporated on May 12, 1999.  Its principal business activities consisted of the marketing and distribution of discount card medical benefit memberships through its distribution network.  MedSmart membership cards are designed to be a complementary benefit to most individual standard health insurance plans and corporate health and leisure benefit packages.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (continued)

In September 2001, NHLT formed a Texas limited liability company, HealthVIP, LLC, to introduce a new healthcare benefits discount program.   The benefits program operates in a similar fashion as the original POWERx program operated by MedSmart, but relies exclusively on HealthVIP’s relationship with New Benefits, Inc. of Dallas.

In October 1999, MedSmart acquired the rights to the POWERx brand name from NHLT, which at that time, was operated as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.  The sale of the POWERx brand name by NHLT and acquisition by MedSmart was approved by the bankruptcy court in August 1999.  When NHLT's Plan was confirmed and implemented, NHLT, through the combination with MedSmart, reacquired the rights to POWERx.  NHLT no longer markets its discount card memberships under the POWERx brand but under other private label brands which includes the HealthVIP brand.

The HealthVIP brand was introduced in June 2001 and operates in a similar fashion as the POWERx benefits program.  Maintenance of provider networks, customer enrollment, membership fulfillment, and customer services are provided exclusively by New Benefits, Inc. of Dallas, Texas.  (www.newbenefits.com)

New Benefits, Inc. is a privately held company and an established leader in designing, manufacturing, and packaging healthcare-related products and services nationwide.  Its pioneer membership-fulfillment process can be customized to meet HealthVIP’s needs and is supported by fully automated and innovative technology.  The Chairman and CEO of New Benefits, Joel Ray, has more than 20 years experience in the healthcare benefits industry.  New Benefits services a membership base of more than 9 million cardholders.

Under the HealthVIP brand, NHLT has concentrated its resources on marketing and business development efforts in order to significantly increase its membership base.  On June 28, 2001, NHLT signed a marketing agreement with DM Benefit Group, LLC of Austin, Texas to launch a marketing program targeting selected credit unions throughout the United States.  On September 19, 2001, HealthVIP signed an agreement with Thomas Marketing Group (www.thomasmarketing.org) of Whitefish, Montana, a nationally respected consulting firm for group and association membership benefit and customer retention programs.  Some of Thomas Marketing Group’s clients include Visa U.S.A., BASF Corporation, Carlson Marketing Group, and North American Outdoor Group.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (continued)

In addition to the DM Benefit Group and Thomas Marketing Group contracts, Health VIP has signed agreements with Flexible Benefit Service Corp. (www.flexiblebenefit.com) and with US Capital, Inc. (www.uscfinancial.com).  Flexible Benefit is a Des Plaines, Illinois company dedicated to meeting the healthcare benefit needs of companies nationwide.  Its programs provide employers and employees with benefit programs offering a wide variety of choices.  US Capital, Inc. of Costa Mesa, California produces direct mail products targeting pre-screened consumers.

The Company believes that placing reliance on New Benefits, Inc. to facilitate the back office administration of HealthVIP and its contracts with DM Benefit, Thomas Marketing, Flexible Benefit, and US Capital could enable it to sell and distribute a large volume of Health VIP programs quickly and efficiently.

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

Expenses for repairs, maintenance and minor renewals are charged against income as incurred and expenses for major renewals and betterment are capitalized.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (continued)

d.         Basic Income (Loss) per Share of Common Stock

Basic income (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

For the Three Months Ended March 31, 2002	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	$ (217,061)	265,294,636	$(0.001)

For the Three Months Ended March 31, 2001	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	$(389,296)	193,327,591	$(0.002)

e.            Goodwill

Goodwill represents the excess of purchase price over fair value of assets acquired in the acquisition of NHLT by MedSmart in the amount of $1,207,301 less accumulated amortization of $55,335.  Goodwill is being accounted for according to SFAS 142 Goodwill and Other Intangible Assets.  This pronouncement decrees that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002.

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

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 1             SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (continued)

i.            Estimates

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

j.            Revenue Recognition

National Health & Safety through HealthVIP recognizes revenue from the sale of cards in the period that sales are made.  A reserve for revenue has been set up to offset any card refunds.  Each marketing initiative will have its own reserve rate based upon the experience of HealthVIP and industry norms.  HealthVIP’s current overall reserve rate is 1.5%.

k.         Recent Accounting Pronouncements

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

l.            Reclassification

Certain amounts have been reclassified for financial statement presentation purposes.

NOTE 2            GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a working capital deficiency of $988,228 and an accumulated deficit of $5,324,457 as of March 31, 2002.  Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of discount card memberships through the Company's benefits network.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 2            GOING CONCERN (continued)

The Company plans to secure financing for its acquisition strategy through the sale of its equity or issuance of debt.  However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 3             PREFERRED STOCK

In 1992, NHLT entered into a stock exchange agreement with certain shareholders, whereby such stockholders agreed to exchange certain of their shares of the pre‑split common stock of NHLT and certain other rights for 14,363 authorized shares of a new class of redeemable preferred stock.  When NHLT's Plan was implemented on January 22, 1001, holders of NHLT's 14,363 shares of Preferred Stock exchanged their shares for 600,000 shares of new Series B Preferred Stock, described below.

Upon implementation of the Plan, NHLT authorized issuance of up to 50,000,000 shares of Preferred Stock, of which the following series have been designated and issued:

-           NHLT designated up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share.  NHLT issued 1,923,853 Series A shares.  At March 31, 2002 1,404,622 shares were issued and outstanding.  Each Series A share carries a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A.  Each Series A share is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation.  The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

-           NHLT designated and issued 600,000 shares of Series B Preferred Stock, par value $.001 per share.  At March 31, 2002 16,584 shares were issued and outstanding.  Each Series B share carries a $1.00 liquidation preference that is inferior to Series A but is preferred to Common Stock and all other series of stock ranking junior to Series B.  Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation.  The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 4             OPTIONS AND WARRANTS

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

NOTE 5             RELATED PARTY TRANSACTIONS

As of March 31, 2002, NHLT owed $39,433 to an affiliate for legal expenses.  NHLT also owed $24,839 to an affiliated company related to travel expenses incurred in conjunction with the NHLT bankruptcy.  At March 31, 2002, the Company has a note payable of $36,000 with an affiliated company.  The note accrues interest at 9% and was due in January 2002, but was renewed and extended to July 2002.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 5             RELATED PARTY TRANSACTIONS (continued)

On May 1, 2001, NHLT approved a consulting agreement and retained First Advisors, Inc. ("First Advisors") of Austin, Texas, to provide business consultation services.  Under terms of the agreement, First Advisors provides ongoing operational support for NHLT in regard to implementation of its new business plan, management of the day-to-day operations of NHLT and HealthVIP, LLC, and each company’s strategic and professional relationships and new business development.  First Advisors is a company controlled by Gary J. Davis, the Chief Executive Officer of NHLT and an affiliate of the Company.  The consulting agreement was approved by a majority of the disinterested Directors of NHLT.   The consulting agreement is for an initial term of one year, it has been renewed for an additional one year term until April 30, 2003.  Upon thirty days notice it may be cancelled by either NHLT or First Advisors.  Under terms of the consulting agreement First Advisors was to receive payment for services in the form of common stock registered under Form S-8 at a rate of 1,250,000 shares per month.

On November 1, 2001, the consulting agreement was amended to end First Advisors’ compensation in the form of common stock.  Effective November 1, 2001, First Advisors is to receive a monthly payment equal to the greater of $60,000.00 or 20% of the Gross Profit of NHLT.  First Advisors was owed $198,845 for accrued management consulting as of March 31, 2002.

NOTE 6            NOTES PAYABLE

As a part of the agreed settlement with one of NHLT's pre-petition creditors, in addition to the issuance of Series A Preferred Stock and Warrants, NHLT issued a seven year Promissory note in the amount of $20,000 dated January 22, 2001.  Payments of principal and interest are payable annually in arrears.  The note bears interest at the rate of seven-year treasury bonds, presently 5.5%.  NHLT has a note payable of $36,000 with an affiliated company.  The note accrues interest at 9% and was due in January 2002, but was renewed and extended to July 2002.  NHLT has a note payable of $50,000 with an individual.  The note accrues interest at 12% and is due in June 2002.

NOTE 7            SUBSEQUENT EVENTS

On April 9, 2002, NHLT issued 381,719 shares of Series A Preferred Stock as settlement of a general unsecured claim that the Bankruptcy Court approved in 2001.  The liability eliminated with the settlement of this claim represented 39% of NHLT’s total liabilities as of March 31, 2002.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-QSB.

In January 2001, we implemented our confirmed Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Subsequent to implementing the Plan, we have changed the focus of our marketing efforts.  Historically, we marketed directly to consumers and to employer groups.  We are presently concentrating our marketing efforts on developing relationships with strategic distribution partners with established distribution networks and marketing companies.  We expect to implement many of these relationships on a basis where the distribution partners will bear their own cost of marketing in return for a share of gross revenue from membership sales.  Because we do not intend to market directly to consumers in the future, we anticipate that we will realize only nominal revenues until we can implement initiatives with strategic distribution partners.

In May 2001, we entered an agreement with New Benefits, Inc., under which we have outsourced most back office functions including enrollment and processing of new members, fulfillment of membership kits, renewal notification and member support.  Under this agreement, we are marketing the New Benefits medical discount network under a new brand name - Health VIP - to replace the POWERx brand.  Under terms of the agreement, New Benefits receives a share of gross revenue generated from the sale of each membership card and, in return, bears its own cost of providing the back office services to enroll, maintain, service and renew each member.  In the future we intend to concentrate efforts and resources on marketing and business development, with support services outsourced to New Benefits, rather than funded and maintained internally.  We are in the process of phasing out our POWERx brand.

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

Results of Operations

The following table sets forth our results of operations data expressed as a percentage of sales:

	Three Months Ended
	March 31, 2002	March 31, 2001
Sales	100%	100%
Cost of sales	1%	23%
Gross profit	99%	77%
Operating expenses	(7,231)%	(3,158)%
(Loss) from operations	(7,133)%	(3,081)%
Other (expenses)	(0)%	(111)%
Net income (loss)	(7,219)%	(3,043)%

Results of Operations for the Three Months Ended March 31, 2002, as Compared to the Three Months Ended March 31, 2001

Total revenues for the three month period ended March 31, 2002 ("first quarter" of 2002), was $3,007, compared to $12,795 for the corresponding 2001 period.  For the most part, we concentrated our efforts in the first three months of 2002 on negotiating and implementing the contracts with DM Benefit Group, Thomas Marketing Group, Flexible Benefit Service Corp., and US Capital, Inc. as discussed in Note 1 of our unaudited financial statements on page 7.

Cost of sales for the first quarter of 2002 was $41 compared to $2,913 for the comparable period in 2001.  Operating expenses for the first quarter of 2002 was $217,127, compared to $371,669 for the comparable period of 2001.  During the first quarter of 2001 we had operations at three separate offices that have subsequently been consolidated into our office in Austin, Texas.  Because we have outsourced our back office operations to New Benefits, we believe that our operational expenses should increase in the future at a lower rate than our revenue, as we produce sales through our existing and future marketing agreements.  The substantial decrease in depreciation and amortization expense for 2002 compared to 2001 primarily relates to the write-off, during 2001, of the POWERx brand acquisition costs and software development costs incurred by MedSmart.

Interest expense (income) for the first quarter of 2002 was $2,585, compared to $907 for the comparable period in 2001.  Net loss before extraordinary items for the first quarter of 2002 was $217,061 compared to a loss of $408,334 for the comparable 2001 period; this decrease was caused primarily by the consolidation of operations into the Austin office.  In the first quarter of 2002 and 2001 we recorded minimal revenue.

Net Operating Losses

At December 31, 2001, we had accumulated approximately $11,600,000 of net operating loss carry-forwards, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The carry‑forwards expire in the year 2018.  In the event of certain changes in control, one of which may be deemed to have occurred as a result of our acquisition of MedSmart, there will be an annual limitation on the amount of net operating loss carry-forward which can be used.  We reported no tax benefit on the financial statements for the first quarter of 2001 because we believe the carry-forward may expire unused.  Accordingly, the potential tax benefits of the loss carry-forward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs primarily through financing activities including private loans and raising capital through the sale of securities.  Working capital at March 31, 2002, was a negative $988,228 compared to a negative $600,777 at March 31, 2001.  The reduction in working capital was primarily caused by an increase in accrued liabilities for management fees.

Net cash used in operating activities for the first quarter of 2002 was $52,547, compared with $545,789 for the first quarter of 2001.  The decrease relates to administrative claims that were paid in 2001 subsequent to the implementation of our bankruptcy plan.

Our ability to meet working capital needs and continuation as a going concern during fiscal 2002 will depend primarily on our ability to obtain additional future financing and successful implementation of HealthVIP’s marketing, distribution and sale of discount card memberships and related products.

As of March 31, 2002, we had total assets of $1,159,609 and total stockholders' equity of $168,514, compared to March 31, 2001 at which time we had total assets of $1,636,498 and total stockholders' equity of $919,101.  The decrease in assets relates to cash used to pay administrative claims according to the bankruptcy plan.  Out of our total assets of $1,159,609, goodwill totaled $1,151,966.  The reduction in stockholder's equity resulted primarily from the impairment of intangible assets related to POWERx and the payment of salaries before our operations were consolidated into one office.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In the first quarter of 2002, we issued the following securities that were not registered under the Securities Act of 1933 (the “Securities Act”):

We issued 3,417,080 shares of Common Stock upon conversion of 100,000 shares of Series A Preferred Stock and 583,416 shares of Series B Preferred Stock to settle a claim remaining from our Chapter 11 reorganization.  Theses shares are exempt from the registration provisions of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 15th day of May, 2002.

National Health & Safety Corporation

By:	Gary Davis
Gary Davis, President and Chief Executive Officer

By:	Jimmy E. Nix II
Jimmy E. Nix II, Chief Accounting Officer