Form 10QSB
period 2002-06-30
NATIONAL HEALTH & SAFETY CORP
filed 2002-08-19
CIK 901899

As filed with the SEC on August 19, 2002
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002	Commission File No. 0-24778

NATIONAL HEALTH & SAFETY CORPORATION
(Name of small business issuer in its charter)

Utah	87-0505222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3811 Bee Cave Road, Suite 210,
Austin, Texas 78746
(Address of principal executive offices)
Issuer’s telephone no.:   (512) 328-0433

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]          No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.    Yes  [X]          No  [   ]

At June 30, 2002, a total of 296,657,220 shares of registrant's Common Stock were outstanding.

PART I.            FINANCIAL CONDITION

Item 1.  Financial Statements

The following unaudited Financial Statements for the period ended June 30, 2002, have been prepared by National Health & Safety Corporation.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED Balance Sheet
June 30, 2002

ASSETS

CURRENT ASSETS
Cash	$727
Accounts receivable, net	148
Total Current Assets	875

PROPERTY AND EQUIPMENT, NET	1,964
GOODWILL	700,000
DEPOSITS	2,593

TOTAL ASSETS	$705,432

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED Balance Sheet
June 30, 2002

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$284,156
Accounts payable to affiliate	442,816
Notes Payable	50,000
Long term liabilities – current portion	20,000
Note payable to affiliate	36,000
Total Current Liabilities	832,972

Total Liabilities	832,972

STOCKHOLDERS’ DEFICIENCY
Preferred Stock Series A, $.001 par value; 4,000,000 shares authorized; 1,646,341 issued and outstanding	1,646
Preferred Stock Series B, $.001 par value; 600,000 shares authorized; 16,584 shares issued and outstanding	17
Common Stock; $.001 par value, 500,000,000 shares authorized; 296,657,220 shares issued and outstanding	296,657
Additional paid-in capital	5,679,452
Accumulated deficit	(1,571,120)
Deficit accumulated during the development stage	(4,534,192)

Total Stockholders’ Deficiency	(127,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$705,432

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
  (A Development Stage Company)
CONSOLIDATED Statements of Operations

	For the Quarter Ended June 30,		For the Six Months Ended June 30,		From the Inception of the Development Stage on January 1, 1999 Through
	2002	2001	2002	2001	June 30, 2002
REVENUE
Sales - operations	2,053	8,115	5,060	20,910	112,164
Royalty revenue	0	0	0	0	514
Total Revenue	2,053	8,115	5,060	20,910	112,678
COST OF SALES	0	1,922	41	3,351	41,271
GROSS PROFIT	2,053	6,193	5,019	17,559	71,407
EXPENSES
General and administrative	327,656	279,213	544,816	639,109	4,067,253
Depreciation and amortization	219	44,443	534	90,083	181,762
Total Expenses	327,875	323,656	545,350	729,192	4,249,015
Loss from operations	(325,822)	(317,463)	(540,331)	(711,633)	(4,177,608)
OTHER INCOME (EXPENSE)
Gain (loss) on sale of assets	0	(9,904)	0	(9,904)	142,697
Impairment of Goodwill	(451,966)	0	(451,966)	0	(451,966)
Subsidiary loss incurred prior to acquisition	0	0	0	169,525	169,525
Anti-dilution expense	0	0	0	(182,778)	(182,778)
Bad debt expense	0	0	0	0	(19,360)
Other	0	0	0	0	11,673
Interest expense	(2,960)	(892)	(5,545)	(1,800)	(45,306)
Total Other Income (Expense)	(454,926)	(10,796)	(457,511)	(24,957)	(375,515)

NET INCOME before Income Taxes	(780,748)	(328,259)	(997,842)	(736,590)	(4,553,123)
Income Taxes	0	0	0	0	0
NET INCOME (LOSS) before Extraordinary Gain
	(780,748)	(328,259)	(997,842)	(736,590)	(4,553,123)
Extraordinary Gain	0	0	0	19,038	19,038
NET INCOME	(780,748)	(328,259)	(997,842)	(717,552)	(4,534,085)
BASIC NET INCOME (LOSS) PER SHARE Before Extraordinary Gain
	(0.003)	(0.001)	(0.004)	(0.003)
BASIC NET INCOME PER SHARE Related to Extraordinary Gain	0.000	0.000	0.000	0.000
BASIC NET INCOME PER SHARE	(0.003)	(0.001)	(0.004)	(0.003)
FULLY DILUTED NET INCOME PER SHARE	(0.003)	(0.001)	(0.004)	(0.003)
Weighted Average Shares Outstanding	284,026,109	239,660,456	274,660,372	217,463,169

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarter Ended June 30,		For the Six Months Ended June 30,		From the Inception of the Development Stage on January 1, 1999 Through
	2002	2001	2002	2001	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(780,748)	(328,259)	(997,842)	(717,552)	(4,534,085)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Bad debt expense	0	0	0	0	19,360
Impairment of intangible assets	451,966	0	451,966	0	657,245
Depreciation and amortization	219	44,443	534	90,083	181,763
Expenses paid with preferred or common stock	98,600	188,500	98,600	371,278	782,405
Cancellation of stock	0	0	0	0	(83,035)
(Gain) Loss on Sale of assets	0	9,904	0	9,904	(142,697)
Subsidiary loss incurred prior to acquisition	0	0	0	(169,525)	(169,525)
Extraordinary gain as a result of forgiveness of administrative expenses	0	0	0	(19,038)	(19,038)

Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	0	14,212	0	14,212	0
(Increase) decrease in accounts receivable	328	(1,779)	35	125	15,821
(Increase) decrease in royalties receivable	0	0	0	0	41,000
(Increase) decrease in deposits	0	0	0	0	13,298
Increase (decrease) in accounts & notes payable affiliate	179,699	35,603	326,185	25,611	328,768
(Increase) decrease in prepaid expenses	0	5,922	0	(3,172)	0
Increase (decrease) in accounts payable & accrued expense	48,272	(20,657)	66,311	(258,346)	1,301,608
Net Cash (Used) by Operating Activities	(1,664)	(52,111)	(54,211)	(656,420)	(1,607,112)

CASH FLOWS FROM INVESTMENTS ACTIVITIES
Proceeds from sale of assets	0	0	0	0	0
Net Cash Provided by Investing Activities	0	0	0	0	0

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarter Ended June 30,		For the Six Months Ended June 30,		From the Inception of the Development Stage on January 1, 1999 Through
	2002	2001	2002	2001	June 30, 2002
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases payable	0	(2,100)	0	(4,130)	0
Proceeds from note receivable	0	0	0	0	150,000
Proceeds from loans payable	0	0	50,000	0	50,000
Proceeds from notes payable – related party	0	0	0	60,550	48,000
Cash acquired on acquisition of subsidiary	0	0	0	4,361	503,663
Repayment of loans payable	0	0	0	0	(57,000)
Proceeds from issuance of common stock	0	0	0	600,000	909,840
Net Cash Provided by Financing Activities	0	(2,100)	50,000	660,781	1,604,503

INCREASE (DECREASE) IN CASH	(1,664)	(54,211)	(4,211)	4,361	(2,609)
NET CASH, BEGINNING OF PERIOD	2,391	60,047	4,938	1,475	3,336
NET CASH, END OF PERIOD	727	5,836	727	5,836	727
CASH PAID DURING THE PERIOD FOR:
Interest	1,775	892	3,925	1,800	19,490
Income taxes	0	0	0	0	0

NON – CASH FINANCING ACTIVITIES:
Issuance of preferred stock in payment of debt /liabilities	381,719	0	381,719	1,923,853	2,305,572
Issuance of common stock for services	98,600	188,500	98,600	188,500	362,405
Issuance of common stock under anti-dilution agreement	0	0	0	0	182,778
Goodwill acquired in acquisition of NHLT by MedSmart	0	0	0	1,207,301	1,207,301
Issuance of Series B Preferred Stock on conversion	0	0	0	600	600
Issuance of Common Stock for NHLT Acquisition	0	0	0	782,090	782,090
MedSmart debt to converted common stock	0	0	0	1,580,149	1,580,149
Fair value adjustment to retained earnings upon acquisition	0	0	0	0	1,936,149
Cancellation of Common Stock	0	0	0	0	83,035

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1          SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

a.         Nature of Organization

The consolidated financial statements include, for the quarter ended June 30, 2002, the accounts of NHLT, HealthVIP LLC, NHLT’s single-member owned limited liability company, and MedSmart Healthcare Network, Inc., a wholly-owned subsidiary, collectively the Company.

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

On July 1, 1999, NHLT filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Pennsylvania, Case No.99-18339.  Under Chapter 11, certain claims against NHLT in existence before the filing of the petitions for relief under the federal bankruptcy laws were stayed while NHLT continued business operations as debtor-in-possession.  Those claims have since been paid with a combination of cash and preferred stock.  On August 21, 2000, NHLT filed the Fourth Amended Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization (the "Plan") for consideration by NHLT's creditors and shareholders, and ultimate approval by the Bankruptcy Court.

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

MedSmart, a Nevada corporation, was incorporated on May 12, 1999.  Its principal business activities consisted of the marketing and distribution of discount card medical benefit memberships through its distribution network.  MedSmart membership cards were designed to be a complementary benefit to most individual standard health insurance plans and corporate health and leisure benefit packages.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1          SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (continued)

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

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1          SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (continued)

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

The Company is a development stage company as defined by SFAS No.7.  As a development stage company, the Company devotes most of its activities to raising capital in order to fully implement its marketing and distribution plan.

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

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1          SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (continued)

For the Three Months Ended June 30, 2002
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(780,748)	284,026,109	$(0.003)

For the Three Months Ended June 30, 2001
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(328,259)	239,660,456	$(0.001)

For the Six Months Ended June 30, 2002
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(997,842)	274,660,372	$(0.004)

For the Six Months Ended June 30, 2001
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(717,552)	217,463,169	$(0.003)

e.            Goodwill

Goodwill represents the excess of purchase price over fair value of assets acquired in the acquisition of NHLT by MedSmart in the amount of $1,207,301 less accumulated amortization of $55,335.  Goodwill is being accounted for according to SFAS 142 Goodwill and Other Intangible Assets.  This pronouncement decrees that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002.  In July of 2002, we reviewed the amount of Goodwill carried by NHLT and determined that an adjustment needed to be made to the Goodwill on our books.  We researched the value of NHLT, including analysis of the value of its future revenue from its current line of business and its value as a fully reporting company.  We concluded that we should impair our stated Goodwill value down from $1,151,966 to $700,000.

f.          Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1          SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (continued)

g.            Provision for Taxes

At December 31, 2001, NHLT had net operating loss carry forwards of approximately $11,600,000 that may be offset against future taxable income through 2018.  These carry forwards may be subject to various limitations set by the Internal Revenue Service.  No tax benefit has been reported in the financial statements, because the Company believes the carry forwards may expire unused.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

k.         Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other Intangible Assets.  These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment, rather than amortized, on an annual basis, beginning on January 1, 2002.  NHLT does not believe that the adoption of these pronouncements will have a material effect on its

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1          SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS (continued)

financial statements.  Any business combination transactions in the future would be accounted for under this guidance.

l.            Reclassification

Certain amounts have been reclassified for financial statement presentation purposes.

NOTE 2            GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a working capital deficiency of $832,097 and an accumulated deficit of $6,105,312 as of June 30, 2002.  Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned marketing and distribution of discount card memberships through the Company's benefits network.  The Company plans to secure financing for its marketing strategy and to support its operations through the sale of equity or issuance of debt.  However, there is no assurance that it will be successful in its efforts to raise capital or secure other financing.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Upon implementation of the Plan, NHLT authorized issuance of up to 50,000,000 shares of Preferred Stock, of which the following series have been designated and issued:

-           NHLT designated up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share.  NHLT issued 1,923,853 Series A shares.  At June 30, 2002 1,646,341 shares were issued and outstanding after conversion of 140,000 Series A shares to Common Stock.  Each Series A share carries a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 3             PREFERRED STOCK (continued)

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

-           NHLT designated and issued 600,000 shares of Series B Preferred Stock, par value $.001 per share.  At June 30, 2002 16,584 shares were issued and outstanding after conversion of 583,416 Series B shares to Common Stock.  Each Series B share carries a $1.00 liquidation preference that is inferior to Series A but is preferred to Common Stock and all other series of stock ranking junior to Series B.  Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation.

The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

NOTE 4             OPTIONS AND WARRANTS

 When NHLT's Plan was implemented on January 22, 2001, all outstanding options and warrants were canceled.  As a part of the Plan, NHLT issued two new series of warrants.

Class A warrants were issued to each holder of Series A and Series B Preferred Stock in the ratio of one warrant for each share.  There are 4,000,000 Class A warrants authorized; 2,305,572 Class A warrants issued and outstanding, or in the process of issuance, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant.  There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.  Presently, no Class B warrants are outstanding.

The Stock Option Plan for five management consultants as adopted by NHLT’s Board of Directors on July 2, 2001, was not submitted to a shareholder vote within one year of its adoption as required by statute.  The 2001 plan has been revoked, however, NHLT intends to submit a replacement plan for shareholder approval.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 5             RELATED PARTY TRANSACTIONS

As of June 30, 2002, NHLT owed $39,433 to an affiliate for legal expenses.  NHLT also owed $24,839 to an affiliated company related to travel expenses incurred in conjunction with the NHLT bankruptcy.  At June 30, 2002, the Company had a note payable of $36,000 with an affiliated company.  The note accrues interest at 9% and was due in January 2002, but was renewed and extended to July 2002.

On May 1, 2001, NHLT approved a consulting agreement and retained First Advisors, Inc. ("First Advisors") of Austin, Texas, to provide business consultation services.  Under terms of the agreement, First Advisors provides ongoing operational support for NHLT in regard to implementation of its new business plan, management of the day-to-day operations of NHLT and HealthVIP, LLC, and each company’s strategic and professional relationships and new business development.  First Advisors is a company controlled by Gary J. Davis, the Chief Executive Officer of NHLT and an affiliate of the Company.  The consulting agreement was approved by a majority of the disinterested Directors of NHLT.  The consulting agreement is for an initial term of one year, it has been renewed for an additional one year term until April 30, 2003.   Upon thirty days notice it may be canceled by either NHLT or First Advisors.  Under terms of the original agreement, First Advisors was to receive payment for services in the form of common stock registered under Form S-8 at a rate of 1,250,000 shares per month.

On November 1, 2001, the consulting agreement was amended to end First Advisors’ compensation in the form of common stock.  Effective November 1, 2001, First Advisors was to receive a monthly payment equal to the greater of $60,000.00 or 20% of the Gross Profit of NHLT.  First Advisors was owed $378,845 for accrued management consulting as of June 30, 2002.

NOTE 6            NOTES PAYABLE

 As a part of the agreed settlement with one of NHLT's pre-petition creditors, in addition to the issuance of Series A Preferred Stock and Warrants, NHLT issued a seven year Promissory note in the amount of $20,000 dated January 22, 2001.  Payments of principal and interest are payable annually in arrears.  The note bears interest at the rate of seven-year treasury bonds, presently 5.5%.  NHLT has a note payable of $36,000 with an affiliated company.  The note accrues interest at 9% and was due in January 2002, but was renewed and extended to July 2002.  NHLT has a note payable of $50,000 with an individual.  The note accrues interest at 12% and was due June 2002.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 7            SUBSEQUENT EVENTS

Effective July 1, 2002 the consulting agreement between NHLT and First Advisors was amended to reduce the minimum monthly payment that First Advisors is entitled to receive from $60,000 to $30,000.

The Stock Option Plan for five management consultants as adopted by NHLT’s Board of Directors on July 2, 2001, was not submitted to a shareholder vote within one year of its adoption as required by statute.  The 2001 plan has been revoked, however, NHLT intends to submit a replacement plan for shareholder approval.

On July 24, 2002 Health VIP began an e-mail campaign through ROI Network, LLC.  Health VIP sent out 2,000,000 e-mails to consumers marketing the HealthVIP card.

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

In May 2001, we entered an agreement with New Benefits, Inc., under which we have outsourced most back office functions including enrollment and processing of new members, fulfillment of membership kits, renewal notification and member support.  Under this agreement, we are marketing the New Benefits medical discount network under a new brand name - Health VIP - to replace the POWERx brand.  Under terms of the agreement, New Benefits receives a share of gross revenue generated from the sale of each membership card and, in return, bears its own cost of providing the back office services to enroll, maintain, service and renew each member.  In the future, subject to obtaining adequate capital, we intend to concentrate efforts and resources on marketing and business development, with support services outsourced to New Benefits, rather than funded and maintained internally.  We are in the process of phasing out our POWERx brand.

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

Results of Operations for the Three and Six Months Ended June 30, 2002, as Compared to the Three and Six Months Ended June 30, 2001

Total revenues for the three and six month periods ended June 30, 2002  were $2,053 and $5,060, respectively, compared to $8,115 and $20,910 for the corresponding 2001 periods.  The difference in sales between 2002 and 2001 is related to the phase out of the POWERx program and the implementation of the HealthVIP program. The HealthVIP business model calls for wholesale distribution of discount cards through wholesale vendors.  We have recently spent most of our efforts pursuing new wholesale distribution channels and implementing the wholesale channels we have already developed.

Cost of sales for the second quarter and first half of 2002 were $0 and $41, respectively, compared to $1,922 and $3,351 for the comparable periods in 2001.  In 2001, we had  costs  related to the leasing of benefit networks to support  POWERx card sales.  In 2002 we have outsourced enrollment, fulfillment and customer service.  Costs for these services are paid on a revenue sharing, success basis as memberships are sold.  In effect, we pay for these services as a part of the wholesale purchase price of the memberships that we market and sell through wholesale channels.  Under this arrangement we do not anticipate incurring significant, ongoing internal cost of sales related to increased personnel and infrastructure.

Operating expenses for the second quarter and first half of 2002 were $327,875 and $545,350, respectively, compared to $323,656 and $729,192 for the comparable periods of 2001.  The reduced amounts in 2002 directly relate to the payment of administrative claims in the first quarter of 2001.  The decrease in depreciation and amortization in 2002 was a result of the disposal of most of the MedSmart’s fixed and intangible assets in 2001.

Interest expense for the second quarter and first half of 2002 was $2,960 and $5,545, respectively, compared to $892 and $1,800 for the comparable periods in 2001.   Other expense for the second quarter and first half of 2002 was $454,926 and $457,511, respectively, compared to $10,796 and $24,957 for the comparable periods of 2001.  Net loss before extraordinary items for the second quarter and first half of 2002 was $780,748 and $997,842, respectively, compared to losses of $328,259 and $736,590 for the comparable 2001 periods.  The increase in other expense and net loss before extraordinary items from 2001 to 2002 was caused by an impairment of Goodwill we recognized in the second quarter of 2002.

Net Operating Losses

NHLT has accumulated approximately $11,600,000 of net operating loss carry forwards as of December 31, 2001, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The carry-forwards expire in 2018.  In the event of certain changes in control of NHLT, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements for the period ended June 30, 2002, because NHLT believes the carry forward may expire unused.  Accordingly, the potential tax benefits of the loss carry forward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs primarily through financing activities including private loans and raising capital through the sale of securities.  Working capital at June 30, 2002, was a negative $832,098 compared to a negative $291,307 at June 30, 2001.  The reduction in working capital was primarily caused by an increase in accrued liabilities for management fees.

Net cash used in operating activities for the second quarter and first half of 2002 was $1,664 and $54,211, respectively, compared with $52,111 and $656,420 for the comparable periods in 2001.  The decrease relates to administrative claims that were paid in 2001 subsequent to the implementation of our bankruptcy plan.

Our ability to meet working capital needs and continuation as a going concern during fiscal 2002 will depend primarily on our ability to obtain additional future financing and successful implementation of HealthVIP’s marketing, distribution and sale of discount card memberships and related products.

As of June 30, 2002, we had total assets of $705,433 and total stockholders’ deficit of $(127,540), compared to June 30, 2001 at which time we had total assets of $1,509,588 and total stockholders' equity of $1,161,331.  The decrease in assets and stockholder's equity relates to intangible assets that were written off in 2001 and 2002.  In July of 2002 we reviewed the amount of Goodwill carried by NHLT, we determined that an adjustment needed to be made to the Goodwill on our books.  We researched the value of NHLT, including analysis of the value of its future revenue from its current line of business and its value as a fully reporting company.  We concluded that we should impair our stated Goodwill value down from $1,151,966 to $700,000.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In the second quarter of 2002, we issued the following securities that were not registered under the Securities Act of 1933 (the “Securities Act”):

We issued 700,000 shares of Common Stock upon conversion of 140,000 shares of Series A Preferred Stock.  These shares are exempt from the registration provisions of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1 Certification pursuant to 18 U.S.C. § 1350

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