Form 10QSB
period 2002-09-30
NATIONAL HEALTH & SAFETY CORP
filed 2002-11-19
CIK 901899

As filed with the SEC on November 19, 2002

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002                Commission File No. 0-24778

NATIONAL HEALTH & SAFETY CORPORATION
(Name of small business issuer in its charter)

Utah	87-0505222
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3811 Bee Cave Road, Suite 210
Austin, Texas 78746
(Address of principal executive offices)
Issuer’s telephone no.:  (512) 328-0433

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No[]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.   Yes[X]  No[]

At  September 30, 2002, a total of  318,159,285 shares of registrant's Common Stock were outstanding.

PART I.          FINANCIAL CONDITION

Item 1.                        Financial Statements

The following unaudited Financial Statements for the period ended September 30, 2002, have been prepared by National Health & Safety Corporation.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED Balance Sheet

September 30, 2002

ASSETS

CURRENT ASSETS
Cash	4687
Total Current Assets	4,687

Goodwill	700,000

TOTAL ASSETS	704,687

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page 1

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED Balance Sheet

September 30, 2002

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	207,854
Accounts payable to affiliate or related party	541,826
Loan Payable	50,000
Long term liabilities - current portion	16,481
Total Current Liabilities	816,161

Total Liabilities	816,161

STOCKHOLDERS' EQUITY
Preferred Stock; Series A; $.001 par value; 4,000,000 shares authorized 1,645,928 shares issued and outstanding	1,646

Preferred Stock; Series B; $.001 par value; 600,000 shares authorized 16,584 shares issued and outstanding	17

Common Stock; $.001 par value; 500,000,000 shares authorized 318,159,285 shares issued and outstanding	318,159

Additional paid-in capital	5,679,450
Retained Earnings	(1,571,117)
Deficit accumulated during the development stage	(4,539,629)

Total Stockholders' Equity	(111,474)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	704,687

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page 2

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Inception of the Development Stage on January 1, 1999 Through September 30,
	2002	2001	2002	2001	2002
REVENUE
Sales - operations	0	0	0	0	107,104
Royalty revenue	0	0	0	0	514
Total Revenue	0	0	0	0	107,618
COST OF SALES	0	0	0	0	41,230
GROSS PROFIT	0	0	0	0	66,388
EXPENSES
General and administrative	172,155	111,084	712,533	442,951	4,229,218
Depreciation and amortization	0	12,073	0	36,219	181,228
Total Expenses	172,155	123,157	712,533	479,170	4,410,446
Loss from operations	(172,155)	(123,157)	(712,533)	(479,170)	(4,344,058)

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of assets	0	0	0	0	123,659
Gain (Loss) from operations of MedSmart	502	(40,749)	(759)	(408,074)	(759)
Gain (Loss) on disposal of MedSmart	165,849	0	165,849	0	165,849
Gain (Loss) from operations of HealthVIP	740	0	399	0	399
Gain (Loss) on disposal of HealthVIP	0	0	0	0	0
Impairment of Goodwill	0	0	(451,966)	0	(451,966)
Subsidiary loss incurred prior to acquisition	0	0	0	169,525	0
Anti-dilution expense	0	0	0	(182,778)	0
Bad debt expense	0	0	0	0	(19,360)
Other	0	0	0	0	11,673
Interest expense	(372)	0	(4,343)	0	(44,104)
Total Other Income (Expense)	166,719	(40,749)	(290,820)	(421,327)	(214,609)

Net Loss before Income Taxes	(5,436)	(163,906)	(1,003,353)	(900,498)	(4,558,667)
Income Taxes	0	0	0	0	0
Net Loss before Extraordinary Gain	(5,436)	(163,906)	(1,003,353)	(900,498)	(4,558,667)
Extraordinary Gain	0	0	0	19,038	19,038
NET LOSS	(5,436)	(163,906)	(1,003,353)	(881,460)	(4,539,629)

Basic Net Loss per Share Before Extraordinary Gain	(0.000)	(0.001)	(0.004)	(0.004)
Basic Net Loss per Share Related to Extraordinary Gain	0.000	0.000	0.000	(0.000)
Basic Net Loss per Share	(0.000)	(0.001)	(0.004)	(0.004)
Fully Diluted Net Loss per Share	(0.000)	(0.001)	(0.004)	(0.004)

Weighted Average Shares Outstanding	309,979,937	245,021,719	286,606,696	226,797,679

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page 3

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Inception of the Development Stage on January 1, 1999 Through September30,
	2002	2001	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(5,436)	(163,906)	(1,003,353)	(881,460)	(4,539,629)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Bad debt expense	0	0	0	0	19,360
Impairment of intangible assets	0	0	451,966	0	657,245
Depreciation and amortization	0	41,982	0	132,065	181,228
Expenses paid with preferred or common stock	21,500	87,500	506,301	458,778	1,190,106
Cancellation of stock	0	0	0	0	(83,035)
Non-cash Loss on write-off of assets	4,705	0	5,274	0	5,274
Non-cash gain on disposal of MedSmart	(165,849)	0	(165,849)	0	(165,849)
Loss on sale of assets	0	3,330	0	13,234	(142,697)
Subsidiary loss incurred prior to acquisition	0	0	0	(169,525)	0
Extraordinary gain as a result of forgiveness of administrative expenses	0	0	0	(19,038)	0

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	0	2,139	0	2,268	15,787
(Increase) decrease in royalties receivable	0	0	0	0	41,000
(Increase) decrease in deposits	0	0	0	0	13,298
(Increase) decrease in prepaid expenses	0	0	0	(3,172)	0
Increase (decrease) in accounts & notes payable affiliate	63,010	(4,746)	389,196	20,865	541,827
Increase (decrease) in accounts payable & accrued expense	89,548	28,477	(230,267)	(215,659)	666,452
Increase (decrease) in current portion of capital leases	0	0	0	(4,130)	0
Net Cash Provided (Used) by Operating Activities	7,478	(5,224)	(46,732)	(665,774)	(1,599,633)

CASH FLOWS FROM INVESTMENTS ACTIVITIES
Proceeds from sale of assets	0	0	0	0	0
Net Cash Provided by Investing Activities	0	0	0	0	0

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
Page 4

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Inception of the Development Stage on January 1, 1999 Through September30,
	2002	2001	2002	2001	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note receivable	0	0	0	0	150,000
Proceeds from loans payable	0	0	50,000	0	50,000
Proceeds from notes payable - related party	0	0	0	60,550	48,000
Cash acquired on acquisition of subsidiary	0	0	0	4,361	503,663
Repayment of loans payable	(3,519)	0	(3,519)	0	(60,519)
Proceeds from issuance of common stock	0	0	0	600,000	909,840
Net Cash Provided by Financing Activities	(3,519)	0	46,481	664,911	1,600,984

INCREASE (DECREASE) IN CASH	3,960	(5,224)	(251)	(863)	1,351
CASH, BEGINNING OF PERIOD	727	5,836	4,938	1,475	3,336
CASH, END OF PERIOD	4,687	612	4,687	612	4,687

CASH PAID DURING THE PERIOD FOR:
Interest	372	682	4,343	1,119	19,862
Income taxes	0	0	0	0	0

NON – CASH FINANCING ACTIVITIES:
Issuance of preferred stock in payment of debt /liabilities	0	382,000	386,201	188,500	2,251,802
Issuance of common stock for services	21,500		120,100	87,500	383,905
Issuance of common stock under anti-dilution agreement	0	0	0	0	182,778
Goodwill acquired in acquisition of NHLT by MedSmart	0	0	0	1,207,301	1,207,301
Reverse acquisition equity adjustments	0	0	0	1,936,149	1,936,149
Issuance of Series B Preferred Stock on conversion	0	0	0	600	600
Issuance of Common Stock for NHLT Acquisition	0	0	0	782,090	782,090
MedSmart debt to converted common stock				1,580,149	1,580,149
Write-off of MedSmart payables outstanding on disposition date	165,849	0	165,849	0	165,849

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Page 5

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

a.         Nature of Organization

NHLT is a development stage company as defined by SFAS No.7.  As a development stage company, the Company devotes most of its activities to raising capital.

On July 1, 1999, NHLT filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Pennsylvania, Case No.99-18339.  On November 27, 2000, the Bankruptcy Court confirmed the Plan and it was filed as an exhibit to NHLT's Form 8-K, dated November 28, 2000.  The Plan was implemented on January 22, 2001.

At the present time, the Company is focusing on alternatives to enhance operations through business combinations.

b.         Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $-0-.  Bad debts are written off in the period in which they are deemed uncollectible.  Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

c.         Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 7 years.

Expenses for repairs, maintenance and minor renewals are charged against income as incurred, while expenses for major renewals and betterment are capitalized.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income.

d.         Basic Income (Loss) per Share of Common Stock

Basic income (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS
(CONTINUED)

For the Three Months Ended September 30, 2002

Loss	Shares	Per Share Amount
$(5,436)	309,979,937	$(0.000)

For the Three Months Ended September 30, 2001

Loss	Shares	Per Share Amount
$(163,906)	245,021,719	$(0.001)

For the Nine Months Ended September 30, 2002

Loss	Shares	Per Share Amount
$(1,003,353)	286,606,696	$(0.004)

For the Nine Months Ended September 30, 2001

Loss	Shares	Per Share Amount
$(881,460)	226,797,679	$(0.004)

e.         Goodwill

NHLT implemented SFAS 142, Goodwill and Other Intangible Assets, in July 2002.  Based on an analysis of the value of its future revenue from its current line of business and its value as a fully reporting company, it was determined that Goodwill had an impairment value of $451,966 and was written down from $1,151,966 to $700,000.

f.          Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

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

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Statement will be effective for the Company's fiscal year ending December 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS
(CONTINUED)

k.         Recent Accounting Pronouncements (Continued)

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Statement will be effective for the Company's fiscal year ending December 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In April 2002, the FASB issued Statement 145, Recision of FASB Statements 4, 44, and 64 and Amendment of FASB 13.  This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement will be effective after December 31, 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions.  This Statement will be effective October 1, 2002, but will have no effect on the Company’s financial statements.

l.          Reclassification

Certain amounts have been reclassified for financial statement presentation purposes.

NOTE 2          GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a working capital deficiency of $811,474 and an accumulated deficit of $6,110,746 as of September 30, 2002.  The Company is currently involved in negotiations to enhance operations through a merger transaction.  Accordingly, its ability to continue as a going concern is dependent upon the outcome of this transaction.  These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

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

Upon implementation of the Plan, NHLT authorized issuance of up to 50,000,000 shares of Preferred Stock, of which the following series have been designated and issued:

NHLT designated up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share.  NHLT issued 1,923,853 Series A shares.  At September 30, 2002 1,645,928 shares were issued and outstanding after conversion of 413 Series A shares to Common Stock during the third quarter.  Each Series A share carries a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A.

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

NHLT designated and issued 600,000 shares of Series B Preferred Stock, par value $.001 per share.  At September 30, 2002 16,584 shares were issued and outstanding.  Each Series B share carries a $1.00 liquidation preference that is inferior to Series A but is preferred to Common Stock and all other series of stock ranking junior to Series B.  Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation.

The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE 4          OPTIONS AND WARRANTS

When NHLT's Plan was implemented on January 22, 2001, all outstanding options and warrants were canceled.  As a part of the Plan, NHLT issued two new series of warrants.

Class A warrants were issued to each holder of Series A and Series B Preferred Stock in the ratio of one warrant for each share.  There are 4,000,000 Class A warrants authorized; 2,523,853 Class A warrants issued and outstanding that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant.  There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock.  Presently, no Class B warrants are outstanding.

NOTE 5          RELATED PARTY TRANSACTIONS

As of September 30, 2002, NHLT owed $39,433 to an affiliate for legal expenses.

In the third quarter two affiliates advanced NHLT $33,548 for administrative expenses.

On May 1, 2001, NHLT approved a consulting agreement and retained First Advisors, Inc. ("First Advisors") of Austin, Texas, to provide business consultation services.  Under terms of the agreement, First Advisors provides ongoing operational support for NHLT in regard to implementation of its business plan, management of the day-to-day operations of NHLT and the company’s strategic and professional relationships and new business development.   First Advisors is a company controlled by Gary J. Davis, the Chief Executive Officer of NHLT and an affiliate of the Company.  The consulting agreement was approved by a majority of the disinterested Directors of NHLT.  The consulting agreement is for an initial term of one year, it has been renewed for an additional one year term until April 30, 2003.  Upon thirty days notice it may be canceled by either NHLT or First Advisors.  Under terms of the original agreement, First Advisors was to receive payment for services in the form of common stock registered under Form S-8 at a rate of 1,250,000 shares per month.

On November 1, 2001, the consulting agreement with First Advisors’ was amended to end compensation in the form of common stock.  Effective July 1, 2002, the consulting agreement was amended so that First Advisors would receive a monthly payment equal to the greater of $30,000, or 20% of the Gross Profit of NHLT.  First Advisors was owed $468,845 for accrued management consulting as of September 30, 2002.

NATIONAL HEALTH & SAFETY CORPORATION AND ASSOCIATED COMPANIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

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

NOTE 7          SUBSEQUENT EVENTS

NHLT has been unsuccessful in its marketing efforts for its HealthVIP product.  As a result, NHLT has decided to discontinue HealthVIP and all related programs.  As described fully in Note 8, on October 7, 2002, the Board of Directors voted to cease operations for HealthVIP and MedSmart and dispose of both companies.

On October 7, 2002, National Health & Safety signed a definitive agreement to acquire Alternative Delivery Solutions, Inc. ("ADS") of San Antonio, Texas.  The agreement calls for NHLT to acquire all of the outstanding stock of ADS from ADS shareholders in exchange for 75% of the NHLT common shares that will be issued and outstanding after the acquisition (after giving effect for full dilution).  The acquisition is expected to close no later than December 31st of this year, subject to the shareholders of NHLT approving a comprehensive plan of refinancing and restructuring of NHLT, including a reverse stock split, as described in a proxy statement being finalized for submission to shareholders, and upon satisfaction of certain contingencies by both parties.

NOTE 8          DISCONTINUED OPERATIONS

Due to unsuccessful marketing efforts and product phase-out for HealthVIP and MedSmart, the Board of Directors voted to cease operations and dispose of both companies on October 7, 2002.  A resolution of dissolution has been filed and related liabilities are being written off for each company.  For comparative purposes, the Company’s financial statements have been presented to reflect HealthVIP and MedSmart as discontinued operations in the consolidated statement of operations for all periods presented, except for the inception to date numbers.  HealthVIP had no gain or loss on disposal of operations.  There is a gain on the disposal of MedSmart for $165,849, due to a write off of $129,848 in Accounts Payable and Accrued Expenses and a $36,000 Note Payable to Affiliate.  The related Gain/Loss from Operations is ($759) and $399 for MedSmart and HealthVIP, respectively.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements.  The accompanying unaudited financial statements include all adjustments which in the opinion of management are necessary for a fair presentation and in order to make the financial statements not misleading.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management.  Those statements in this Form 10-QSB containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words.  These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-QSB.  In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-QSB, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results.  Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OUTLOOK

NHLT is currently concentrating its resources on negotiations with creditors to settle the company’s debts, in order to comply with the figures stated in the definitive agreement to acquire Alternative Delivery Solutions, Inc.  NHLT is also involved in finalizing a proxy statement for its shareholder meeting in December.

RECENT DEVELOPMENTS

In October 2002, the Board of Directors voted to discontinue operations for HealthVIP and MedSmart.  Related liabilities have been written off and the companies have been disposed.
NHLT is currently involved in negotiations with Alternative Delivery Solutions, Inc. regarding a merger transaction.  On October 7, 2002, National Health & Safety signed a definitive agreement to acquire Alternative Delivery Solutions, Inc. ("ADS") of San Antonio, Texas.  The agreement calls for NHLT to acquire all of the outstanding stock of ADS from ADS shareholders in exchange for 75% of the NHLT common shares that will be issued and outstanding after the acquisition (after giving effect for full dilution).  The acquisition is expected to close no later than December 31st of this year, subject to the shareholders of NHLT approving a comprehensive plan of refinancing and restructuring of NHLT, including a reverse stock split, as described in a proxy statement being finalized for submission to shareholders, and upon satisfaction of certain contingencies by both parties.

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

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Statement will be effective for the Company's fiscal year ending December 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Statement will be effective for the Company's fiscal year ending December 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64 and Amendment of FASB 13.  This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement will be effective after December 31, 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions.  This Statement will be effective October 1, 2002, but will have no effect on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES

Accounts Receivable.  Accounts receivable are shown net of an allowance for doubtful accounts.  Bad debts are written off in the period in which they are deemed uncollectible.  Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

Property and Equipment.  Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 7 years.  Expenses for repairs, maintenance and minor renewals are charged against income as incurred, while expenses for major renewals and betterment are capitalized.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income.

Goodwill.  NHLT implemented SFAS 142, Goodwill and Other Intangible Assets, in July 2002.

Cash Equivalents.  The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Provision for Taxes.  At December 31, 2001, NHLT had net operating loss carry forwards of approximately $11,600,000 that may be offset against future taxable income through 2018.  These carry forwards may be subject to various limitations set by the Internal Revenue Service.  No tax benefit has been reported in the financial statements, because the Company believes the carry forwards may expire unused.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition.  The Company has not yet established ongoing operations.  A revenue recognition policy will be established when planned principal operations commence.

RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended September 30, 2002, as Compared to the Three and Nine Months Ended September 30, 2001

Operating expenses for the third quarter and first nine months of 2002 were $172,155 and $712,533, respectively, compared to $123,157 and $479,170 for the comparable periods of 2001. Operating Expenses increased in 2002 because certain expenses listed under administrative expense in 2002 are listed under “loss from operations of MedSmart” during 2001.

Other income for the third quarter and first nine months of 2002 was $166,719 and ($290,820), respectively, compared to ($40,749) and ($421,327) for the comparable periods of 2001.  Net loss before extraordinary items for the third quarter and first nine months was $5,436 and $1,003,353, respectively, compared to losses of $163,906 and $900,498 for the comparable 2001 periods.  The increase in net loss before extraordinary items from 2001 to 2002 was caused by an impairment of Goodwill we recognized in the second quarter of 2002, which was offset by the gain on the disposal of MedSmart.

NET OPERATING LOSSES

NHLT has accumulated approximately $11,600,000 of net operating loss carry forwards as of December 31, 2001, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The carry-forwards expire in 2018.  In the event of certain changes in control of NHLT, there will be an annual limitation on the amount of net operating loss carry forwards which can be used.  No tax benefit has been reported in the financial statements for the period ended September 30, 2002, because NHLT believes the carry forward may expire unused.  Accordingly, the potential tax benefits of the loss carry forward is offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs primarily through financing activities including private loans and raising capital through the sale of securities.  Working capital at September 30, 2002, was a negative $811,474 compared to a negative $168,600 at September 30, 2001.  The reduction in working capital was primarily caused by an increase in accrued liabilities for management fees.

Net cash provided by operating activities for the third quarter and first nine months of 2002 was $7,478 and $(46,732), respectively, compared with $(5,224) and $(665,774) for the comparable periods in 2001.  The increase relates to administrative claims that were paid in 2001 subsequent to the implementation of our bankruptcy plan.

As of September 30, 2002, we had total assets of $704,687 and total stockholders’ deficit of $(111,474), compared to September 30, 2001 at which time we had total assets of $1,434,996 and total stockholders' equity of $1,084,924.  The decrease in assets and stockholder's equity relates to intangible assets that were written off in 2001 and 2002, as well as, the adjustment made to record the impairment of goodwill.

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

Item 3.            Disclosure Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.  There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

Item 2.            Changes in Securities and Use of Proceeds

In the third quarter of 2002, we issued the following securities that were not registered under the Securities Act of 1933 (the “Securities Act”):

We issued 2,065 shares of Common Stock upon conversion of 413 shares of Series A Preferred Stock.  These shares are exempt from the registration provisions of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 6.            Exhibits and Reports on Form 8-K

(a) Exhibits.

99        Certification pursuant to 18 U.S.C. § 1350

(b) Reports on Form 8-K.

None.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

NATIONAL HEALTH & SAFTETY CORPORATION

Date: November 19, 2002	Gary Davis
Gary Davis, President and Chief Executive Officer

Date: November 19, 2002	Jimmy E. Nix II
Jimmy E. Nix II, Chief Accounting Officer

Certificate of Chief Executive Officer

I, Gary Davis, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of National Health & Safety Corporation. (“NHLT”)

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.         Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of NHLT as of, and for, the periods presented in this quarterly report.

4.         NHLT’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for NHLT and we have:

            a.         designed such disclosure controls and procedures to ensure that material information relating to NHLT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b.         evaluated the effectiveness of NHLT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c.         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.         NHLT's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of NHLT's board of directors :

            a.         all significant deficiencies in the design or operation of internal controls which could adversely affect NHLT's ability to record, process, summarize and report financial data and have identified for NHLT's auditors any material weaknesses in internal controls; and

            b.         any fraud, whether or not material, that involves management or other employees who have a significant role in NHLT's internal controls.

6.         NHLT’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	Gary Davis
Gary Davis, President and Chief Executive Officer

Certificate of Chief Accounting Officer

I, Jimmy Nix, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of National Health & Safety Corporation. (“NHLT”)

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.         Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of NHLT as of, and for, the periods presented in this quarterly report.

4.         NHLT’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for NHLT and we have:

            a.         designed such disclosure controls and procedures to ensure that material information relating to NHLT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b.         evaluated the effectiveness of NHLT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c.         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.         NHLT's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of NHLT's board of directors :

            a.         all significant deficiencies in the design or operation of internal controls which could adversely affect NHLT's ability to record, process, summarize and report financial data and have identified for NHLT's auditors any material weaknesses in internal controls; and

            b.         any fraud, whether or not material, that involves management or other employees who have a significant role in NHLT's internal controls.

6.         NHLT’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	Jimmy Nix
Jimmy Nix, Chief Accounting Officer