Form 10KSB
period 2002-12-31
ADS MEDIA GROUP INC
filed 2003-04-15
CIK 901899

Securities and Exchange Commission Washington, D.C. 20549 Form 10-KSB Annual Report Pursuant to SectIon 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002	Commission File No. 0-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation (Name of small business issuer in its charter)

Utah	87-0505222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the issuer's revenues for its most recent fiscal year:    $ 0

At January 31, 2003, there were 7,418,857 shares (as adjusted) of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $1.5 million, based on that day's closing price on the OTC Bulletin Board.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  [X]          No  [   ]

At January 31, 2003, a total of 20,000,000 shares of registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format:   Yes  [   ]          No  [X]

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
	HealthVIP Healthcare Benefits Discount Program	1
	Change of Management and Direction in 2001	2
	Business of Alternative Delivery Solutions	3
	Marketing and Distribution	4
	Technology Systems Development during 2001	6
	Historical Developments - Bankruptcy Proceedings	6
	Healthcare Discount Programs - Industry Overview	8
	Competition	8
	Employees	9
Item 2.	Description of Property	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II
Item 5.	Market Price of NHLT's Common Stock and Related Stockholder Matters	12
	Dividend Policy
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Critical Accounting Policies	15
	Results of Operations for the Twelve Months Ended December 31, 2001, as Compared to the Twelve Months Ended December 31, 2000	17
	Net Operating Losses	17
	Liquidity and Capital Resources	17
	Risk Factors and Cautionary Statements	17
Item 7.	Financial Statements	18
	Independent Auditor's Report	F-1
Item 8.	Changes in and Disagreements with Accountants	18

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	19
Item 10.	Executive Compensation	21
Item 11.	Security Ownership of Certain Beneficial Owners and Management	22
Item 12.	Certain Relationships and Related Transactions	24
Item 13.	Exhibits, Lists, and Reports on Form 8-K	25
Item 14.	Controls and Procedures	27
Signatures		28
Principal Officer Certification		29

Financial Statements		F-1

ADS MEDIA GROUP, INC.
PART I Item 1. Description of Business Overview

National Health & Safety Corporation ("NHLT") provided discount healthcare products and services to the general public beginning in 1993. NHLT offered discount healthcare services through a membership program, which it marketed to the general public. During 2002 NHLT Management and Board of Directors determined that efforts were necessary to enhance operations and shareholder value by investigating business combination options. In October 2002 the sale of medical discount cards was discontinued and NHLT disposed of its two operating subsidiaries.

On October 7, 2002 NHLT signed a definitive agreement to acquire all of the outstanding equity securities of Alternative Delivery Solutions, Inc. ("ADS"), a San Antonio based provider of direct marketing support services. On January 31, 2003 NHLT acquired ADS in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT's common stock. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable on exercise of an outstanding warrant. Related to the merger, NHLT has changed its name to ADS Media Group, Inc. ("ADS Media"), and it will operate ADS as a wholly owned subsidiary. The other business lines of NHLT have been discontinued. The stock exchange occurred subsequent to an NHLT shareholders' meeting on January 30, 2003, which is more fully described in Item 4.

The Business of National Health & Safety Corporation

NHLT provided discount healthcare products and services to the general public beginning in 1993. NHLT offered discount healthcare services through a membership program, which it marketed to the general public. During 2002 NHLT Management and Board of Directors determined that efforts were necessary to enhance operations and shareholder value by investigating business combination options. In October 2002 the sale of medical discount cards was discontinued and NHLT disposed of its two operating subsidiaries.

HealthVIP Healthcare Benefits Discount Program

In July 1999, NHLT filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2001, NHLT implemented its confirmed plan of reorganization and emerged from bankruptcy. More information on the bankruptcy and reorganization can be found in the Historical Developments - Bankruptcy Proceedings section.

In June 2001, NHLT introduced HealthVIP, a new healthcare benefits discount program. The benefits program operated in a similar fashion to NHLT's original POWERx benefits program but NHLT relied exclusively on HealthVIP's relationship with New Benefits, Inc. to provide maintenance of various healthcare provider networks, customer enrollment, fulfillment of memberships and customer services to each member during their membership period. NHLT intended to distribute the HealthVIP program using a variety of marketing and selling strategies. The HealthVIP program was discontinued in October 2002 and NHLT disposed of HealthVIP after operations were ceased.

Change of NHLT Management and Direction in 2002

Since implementing its plan of reorganization in January 2001, NHLT changed its management team, instituted cost cutting measures, and signed an agreement with New Benefits, Inc., enabling it to provide a broader range of services. NHLT decided to outsource the further development and provision of benefits services so that it could refocus NHLT on marketing and distribution of the HealthVIP program. NHLT also replaced its former brand, POWERx, which had been developed prior to its bankruptcy and reorganization.

NHLT had been unsuccessful in its marketing efforts for these products and in July 2002 it launched a new, targeted e-mail marketing campaign to promote HealthVIP through a third party e-mail marketer.  This campaign also failed and, as a result, NHLT decided not to spend any more company resources on marketing discount healthcare services and phased out the HealthVIP program.  After the HealthVIP program ended, NHLT spent the remainder of the year implementing items outlined in the Stock Exchange Agreement.

Management - Agreement with First Advisors, Inc.

Gary J. Davis became NHLT's President, CEO and Chairman of the Board in January 2001, after the plan of reorganization was implemented. Mr. Davis chose to provide services to, and to be compensated by, NHLT through First Advisors, Inc. ("First Advisors"), a personal consulting and private investment company wholly owned by Mr. Davis.

On May 7, 2001, NHLT entered into a management services agreement with First Advisors, in which Mr. Davis agreed to provide ongoing operational support in regard to implementation of the business plan and management of day to day affairs, as well as MedSmart Healthcare Networks, Inc. and HealthVIP, LLC and each company's strategic and professional relationships. The agreement was negotiated between First Advisors and NHLT directors other than Mr. Davis. The board approved the agreement, with Mr. Davis abstaining from the vote.

As of November 1, 2001, NHLT agreed to pay First Advisors the greater of $60,000 per month, or an amount equal to 20% of monthly gross consolidated profits.  In July 2002, this amount was reduced to $30,000 per month.  For the purposes of the Management Services Agreement, "gross profits" are defined as all revenue generated by NHLT and affiliates on all business facilitated by First Advisors, less any payable commissions to third parties. Mr. Davis personally provided services under the Management Services Agreement with NHLT and thus was compensated through First Advisors. He has not received a salary for his role as President and CEO since March 2001.  In January of 2003 the Management Services Agreement was terminated and there will be no future revenue subject to the terms of the agreement signed May 7, 2001, therefore, there is no further liability by NHLT to First Advisors under the May 7, 2001 agreement subsequent to January 31, 2003.

Back Office Administration - Agreement with New Benefits, Inc.

On May 7, 2001, NHLT retained the services of New Benefits, Inc. ("New Benefits") to facilitate the back office administration of HealthVIP, LLC, which operated NHLT's healthcare benefits discount program. The agreement was mutually cancelled in October 2002.

The Business of Alternative Delivery Solutions, Inc.

ADS was founded in San Antonio in October of 2001 and provides turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery.  Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and Co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements ADS provides its clients access to full service direct marketing, printing, list procurement, database management, fulfillment and telemarketing.  ADS' management is combining their expertise and relationships in direct marketing with sophisticated demographic, tracking, and verification technology to deliver high quality direct marketing services, capable of producing gross margins of up to 50%.

Utilizing sophisticated mapping software, ADS targets very specific audiences, geo-demographically, down beyond the Zip Code level, to Census Block Groups and even further to the neighborhood level within the delivery zone.  In other words, ADS can identify the specific neighborhoods that meet the client's specific target audience demographic (for example, Hispanic households with pre-determined income levels). Further, ADS provides its clients with state of the art tracking and verification of actual deliveries to the target audience.  Clients can track their alternate delivery programs on-line.  This is a significant difference to the Zip Code saturation mentality of direct mail, and the cost per thousand to the client for an alternate delivery program can be less than the aggregate costs of direct mail through the US Postal Service, and other direct marketing mediums such as newspapers.  This is the value proposition that ADS offers to all of its clients.  Client references include large direct marketing aggregators like Vertis, Inc. and larger companies wanting direct marketing services, like Sprint PCS and R.R. Donnelly & Sons.

Alternative delivery as a marketing medium can be highly effective, approximately 2 to 3 times more effective than conventional (i.e., through newspaper inserts or directly in the mailbox) direct marketing.  This is a principal reason why major companies and aggregators are interested in working with ADS. The use of this medium by national and regional advertisers is fairly new, and ADS will seek to achieve market dominance in many major markets over the next 18-24 months, in both the U.S. and Mexico.

Repeat business is anticipated, as companies, agencies, and aggregators introduce new offerings and target new regions and new audiences.  Accordingly, ADS anticipates its internal growth to accelerate by continuing to service existing clients and by adding new clients.  In addition, ADS anticipates it will be in a position to acquire businesses in the highly fragmented alternate delivery industry by using their stock as a currency, assuming they can deliver on their internal growth projections and increase the market valuations of the common stock of ADS Media Group, Inc.

Marketing and Distribution

National Health & Safety Corporation

Agreement with DM Benefit Group
On June 28, 2001, NHLT signed a marketing agreement with DM Benefit Group, LLC ("DM Benefit Group") of Austin, Texas. The agreement was mutually cancelled in October 2002.

Agreement with Thomas Marketing Group
On September 19, 2001, HealthVIP signed an agreement with Thomas Marketing Group of Whitefish, Montana. The agreement was mutually cancelled in October 2002.

Agreement with Flexible Benefit Service Corp.
HealthVIP, LLC signed an agreement with Flexible Benefit Service Corp. ("FBSC") on January 10, 2002. The agreement was mutually cancelled in October 2002.

Agreement with US Capital, Inc. HealthVIP, LLC signed an agreement with US Capital, Inc. on January 17, 2002. The agreement was mutually cancelled in October 2002.

Alternative Delivery Solutions, Inc.

Pilgrim's Cleaners

Pilgrim's Cleaners, a large regional laundry and dry cleaning group based in Texas, contracted with ADS to deliver an advertising kit, consisting of coupons and a laundry bag for home pick-up, to the door of targeted homeowners.  Pilgrim had previously used their own internal work force for this strategy.  Using ADS, Pilgrim increased their sales, due to better distribution and verification of delivery by ADS.  ADS has delivered approximately 100,000 homes for Pilgrim's Cleaners in this ongoing campaign.

MediaCom

MediaCom, a telephone directory publisher, contracted with ADS to deliver their books in the Houston, Texas area.  Previous distribution by MediaCom had been poor, with missing books, less than full coverage and significant delays in delivery.  ADS delivered approximately 40,000 books on time and with full distribution.

Bromley Communications

Bromley Communications, one of the top companies in the Hispanic marketing industry, placed an order with ADS to direct mail 100,000 South Texas households for Procter and Gamble's Pampers division.  The objective of this project was to survey and send out coupons for new mothers to get competitive information against a direct competitor, Huggies.  The program achieved higher than projected returns at a lower than projected cost.

Time Warner Cable
ADS performed a test campaign for Time Warner Cable for their DSL Internet service to compete with Dish Network and Direct TV. This delivery went to approximately 20,000 homes.

Sprint PCS

Sprint PCS, through their corporate division, offered their dealers a co-op buying program with ADS for the print and distribution of door hangers.  Dealer participation in the first phase was for approximately 200,000 door hangers.  This is an ongoing program, with ADS adding more dealers for each new campaign.

Suburban Directories

Suburban Directories, a small market yellow page publisher in south Texas, asked ADS to take over their distribution previously handled internally.  ADS made approximately 35,000 deliveries to the intended distribution area on time.

Sunflower Group

Sunflower Group, a large national sampling company, reached an agreement in principal with ADS to provide total market coverage in areas that newspapers usually do not reach, and to supplement what coverage currently exists.  ADS contracted with Sunflower and successfully completed a national distribution of advertising for new Target Stores to 300,000 homes.

Whataburger

Whataburger, a national fast food chain, converted from a marketing program of direct mail, to a program using door distribution of special offering door hangers.  Used in both grand openings and existing store promotions, it has become the staple of their marketing program.

San Antonio Auto Dealers

Four San Antonio auto dealers (Red McCombs Ford Superior Pontiac, Northside Ford and Alamo Toyota) tested a marketing program to 300,000 homes, using door delivery as opposed to newspaper, direct mail and broadcast.  The results were successful, according to each client.

Lord and Lasker
Lord and Lasker, a Florida advertising agency, launched a door to door campaign through ADS for the Tampa Convention and Visitors Bureau to a 5 state area, covering 400,000 households.

Aaron Brothers

Aaron Brothers, a California based framing and art supply company, tested the Dallas market with a 100,000 household delivery in the Hispanic market, with positive results reported by the client, even though Aaron Brothers had no stores within a 10 mile area of the designated drops.

Domino's Pizza

Domino's Pizza switched from hiring their own crews in the South Texas market and contracted with ADS to provide the service at a higher cost, in order to provide guaranteed delivery and verification.  This business is increasing, with referrals to other franchised operations.  Delivery to approximately 600,000 homes was completed.

Auto Value / Bumper to Bumper

Auto Value / Bumper to Bumper, a national wholesaler to 5800 independent dealers of auto parts, contracted with ADS to perform a test in the Chicago market, as opposed to newspaper and direct mail.  Approximately 50,000 homes were delivered.  As a result of this campaign, Auto Value plans on committing to a dealer program for 2003.

Technology Systems Development

Corporate & Product Websites

As a result of a shift in NHLT's business strategy, the HealthVIP website was shut down in 2002. The NHLT website (www.nhlt.com) continues to be maintained for the benefit of existing and prospective shareholders, the website provides information to keep these audiences informed about NHLT's historical filings with the SEC.

In 2003 ADS Media Group, Inc. launched its website on the Internet, www.adsmediagroup.com. The site is designed for use by investors in ADS Media, as well as customers and vendors of ADS, the wholly owned operating subsidiary of ADS Media. For shareholders and other interested investors, its features include corporate information about ADS Media and its management and directors, as well as the ability to download filings with the SEC and press releases issued by the company. Additionally, descriptions and schedules of the services and products of ADS are provided for shareholders, media industry analysts and new customers, as well as a password protected extranet for existing customers to track their jobs.

Historical Developments - Bankruptcy Proceedings

NHLT spent the period from 1993 through June 1999 trying to develop its healthcare benefits discount program, POWERx, which was the predecessor of NHLT's HealthVIP program. NHLT attempted to use its internal staff and resources to develop and market POWERx. This effort proved unsuccessful, and on July 1, 1999, NHLT voluntarily filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Eastern District of Pennsylvania (file no. 99--18339). In 1999, with approval of the Bankruptcy Court, NHLT sold POWERx to MedSmart for $150,000 cash, paid in five installments during 1999 and 2000, plus an insignificant amount of royalty payments.

Prior to the sale of POWERx to MedSmart, POWERx had not been a marketing success. Total membership had not generated sufficient revenues to financially support NHLT's operations. NHLT had marketed POWERx to corporations, unions, associations, chambers of commerce, insurance companies and other organizations. Prior to the reorganization, NHLT did not succeed in attracting the necessary financial and personnel resources to capture enough market share for a critical mass of cardholders.

After MedSmart acquired POWERx, MedSmart concentrated its efforts in 1999 and 2000 on redeveloping the POWERx business model. Prior to NHLT's acquisition of MedSmart as part of the bankruptcy reorganization, MedSmart developed an Internet and relational database technology system to market and manage POWERx, developed an Internet Website to assist in marketing, and established a new customer service facility in Dallas, Texas. During 2000, while MedSmart redesigned the business plan, new marketing efforts virtually ceased. MedSmart received minimal revenue from servicing the small base of existing POWERx customers.

MedSmart also expressed interest in formulating a plan of reorganization for NHLT to emerge from bankruptcy. NHLT's discussions with MedSmart resulted in a Fourth Amended Plan of Reorganization (the "Plan") that the Bankruptcy Court confirmed in November 2000 and that NHLT implemented in January 2001. As part of the Plan, NHLT purchased all of the outstanding shares of MedSmart for 130,000,000 shares of its common stock. Also as part of the Plan, five investors, who were affiliated with MedSmart, purchased 45,000,000 shares of NHLT's common stock for $600,000 cash in January 2001. NHLT used approximately $300,000 of this money to pay allowed administrative claims from the bankruptcy and approximately $300,000 for working capital to commence the restructuring of its business strategy. The former MedSmart shareholders owned a majority of NHLT's common stock after the plan of reorganization.

The reorganization resulted in a restructuring of NHLT's balance sheet and eliminated approximately $4.223 million of debt, as of March 31, 2001. The reorganization allowed NHLT to restart its sales and development efforts with a limited amount of new operating capital. However, NHLT required additional operating capital to fully implement its business plan and the reorganized company was ultimately unsuccessful.

Jimmy E. Nix, Sr., played a key role in creating MedSmart and in developing NHLT's Plan and had controlled a majority of the shares of MedSmart. He expected to provide much of the $600,000 cash investment in NHLT to implement the Plan and had expected to become the chief executive of NHLT after implementation of the Plan. After the Bankruptcy Court confirmed its Plan but before it was implemented, Mr. Nix passed away on December 4, 2000. After his death, NHLT had to locate new management and capital resources to implement the Plan. Mr. Gary J. Davis, who became NHLT's chief executive officer after the reorganization, agreed to arrange for management and a portion of the $600,000 in financing called for in the Plan. The Nix family, including Mr. Nix, Sr.'s son, Jimmy E. Nix II, provided additional financing, and Mr. Nix, II, joined MedSmart's management and NHLT's Board of Directors. In connection with the reorganization, NHLT expanded the Board of Directors to five members and the existing directors appointed three new directors. All of the new directors were affiliated with the investors who purchased stock for cash in implementing the Plan.

Market Overview

National Health & Safety Corporation

NHLT's HealthVIP healthcare benefits discount program was designed to meet the needs of three general groups: employers wishing to control or lower healthcare expenditures while maintaining valuable benefits for their employees, uninsured individuals and families who can afford a HealthVIP membership but cannot afford health insurance, and underinsured individuals and families who wanted to cover gaps in insurance costs by using HealthVIP benefits. NHLT has ceased operations of its healthcare benefits discount program, and therefore has no reasonable market potential as of December 31, 2002.

Alternative Delivery Solutions, Inc.

Ever increasing postage rates, combined with lower response from direct mail programs, have created an ideal market opportunity for door distribution programs. Similarly, newspaper circulation has continued to decline nationwide, according to a recent report by the Audit Bureau of Circulations. On average, newspaper circulation reaches only 30% of the available market, leaving a large segment of the population uncovered, especially minority groups. For example, only 4% of newspaper subscribers are Hispanic. Meanwhile, rates for newspaper advertising continue to rise.

Advertisers are looking for better reach and return and alternate delivery provides both. ADS has access to a national network of delivery resources, providing door-to-door delivery, and can extend this reach utilizing other delivery vendors capable of supplementing the existing delivery network on a city specific basis. Depending on customer requirements, delivery can be performed anywhere in the United States, Mexico, Canada, and Puerto Rico.

The ability to offer both direct mail and alternate delivery programs is a distinct competitive advantage for ADS. The vast majority of alternate delivery companies only provide door distribution services, and the same is true with companies in the direct mail business. ADS has assembled a network of strategic partnerships and vendor relationships that allow it the flexibility to provide customized solutions to meet any direct marketing need a client may have. These capabilities make it possible to provide event marketing services and directory distribution as well.

Competition

National Health & Safety Corporation

NHLT has ceased operations of its healthcare benefits discount program, and therefore has no reasonable competition as of December 31, 2002.

Alternative Delivery Solutions, Inc.

The marketing and advertising market in general and the alternative delivery market specifically is highly competitive with a proliferation of existing groups at local and regional levels offering alternative delivery services. In addition, the market for marketing and advertising services is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences and frequent new product and service introductions. Additionally, competition exists from traditional products and services offered through other marketing mediums and channels, such as newspaper, other print media, television, radio, billboard and internet sites, which may have all or some of the same customers targeted by ADS.

While ADS believes that it can develop a market niche and differentiate itself from its competition by providing customers with the ability to deliver their marketing and advertising in multiple geographic markets and benefit from dealing with one firm (ADS) instead of many individual firms in every geographic market where deliveries are desired, ADS may be susceptible to attempts by others to duplicate its efforts. It is possible that other parties with greater resources will be able to replicate, or improve upon, ADS' business concepts and become market leaders, significantly reducing ADS' future earnings and business opportunities.

Employees

Prior to the merger, day to day operations of NHLT were carried out by the various consultants of First Advisors. pursuant to the management consulting services agreement between NHLT and First Advisors. NHLT policy was approved and governed by its board of directors and implemented by its officers and management consultants under First Advisors.

At the time of this report, ADS Media Group, Inc. had 15 full-time employees, including 6 in sales and marketing, 5 in distribution and fulfillment services and 4 in general and administrative functions. In addition, it routinely engages contractors to perform fulfillment and distribution operations.

Item 2. Description of Property

Through January 31, 2003 NHLT's principal executive offices were at 3811 Bee Cave Road, Suite 210, Austin, Texas 78746. First Advisors provided office space as part of its consulting services.

ADS presently leases office space at 15454 Tradesman, San Antonio, Texas 78249 in Northwest San Antonio.  The space contains a total of 28,000 square feet, of which approximately 8,000 square feet is finished office area and the balance is warehouse / assembly space.  The lease, which began December 1, 2002, is for three (3) years, with the total rent being approximately $10,000 per month in year one, increasing to $11,000 per month in years two and three. The property is adequately covered by insurance.

After the closing of the reverse acquisition on January 31, 2003, ADS Media began sharing the space located at 15454 Tradesman, San Antonio, Texas 78249 with ADS.

Item 3. Legal Proceedings

On March 1, 2002, the Untied States Bankruptcy Court of the Eastern District of Pennsylvania approved the settlement as of October 26, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by NHLT's Security Holders during the year ended December 31, 2002.

Subsequent to December 31, 2002, NHLT held an annual shareholder meeting. At the January 30, 2003 meeting, the shareholders voted on and approved the following five issues presented to them:

-

Amend the Articles of Incorporation to effect a reverse stock split in which each Common and Preferred Shareholder would receive one share for each one hundred shares owned immediately prior to the adoption of the amendment, and to reduce the number of shares of authorized capital stock from 500,000,000 common shares to 100,000,000 common shares and from 50,000,000 preferred shares to 10,000,000 shares;

-	Change the name of the corporation to ADS Media Group, Inc.;
-	Elect five directors to serve for the ensuing year;
-	Approve the 2002 Employees and Consultants Stock Option Plan;
-	Approve the engagement of Sprouse & Anderson, L.L.P. as its independent accountants; and
Other business (ratified all actions taken by directors and officers since the last shareholders meeting).

The shareholder votes were as follows:
Matter #1 - Amendment of Articles of Incorporation effecting the reverse stock split.
	FOR	AGAINST	ABSTAIN
	208,511,223	269,345	45,100

Matter #2 - Change name of corporation to ADS Media Group, Inc.
	FOR	AGAINST	ABSTAIN
	208,692,973	125,095	7,600

Matter #3 - Election of Directors for 2003.
	FOR	AGAINST	ABSTAIN
Gary Davis	194,666,718	14,158,950	0
Jimmy E. Nix II*	208,441,718	383,950	0
Bryan Forman	194,881,718	13,943,950	0
Clark "Dub" Doyal	208,654,718	170,950	0
James Schell	208,656,718	168,950	0

Matter #4 - Approve 2002 Employees and Consultants Stock Option Plan
	FOR	AGAINST	ABSTAIN
	208,299,911	501,137	24,620

Matter #5 - Approve Sprouse & Anderson, L.L.P. as the Company's independent accountants.
	FOR	AGAINST	ABSTAIN
	203,716,198	97,270	5,012,200

Matter #6 - Other Business (Ratify actions of directors and officers).
	FOR	AGAINST	ABSTAIN
	194,649,518	14,156,350	19,800
*On February 4, 2003, Jimmy E. Nix II resigned as director of ADSM. The vacated spot on the board of directors has not been filled as of March 31, 2003.

PART II

Item 5. Market Price of the Company's Common Stock and Related Stockholder Matters

Prior to the merger, ADS was a privately held company with no market for its securities. NHLT's Common Stock was traded in the over-the-counter market and quotations were published on the OTC Bulletin Board under the symbol "NHLT," and in the National Quotation Bureau, Inc. "pink sheets" under "National Health & Safety Corporation."

Subsequent to the merger and name and symbol change, ADS Media's Common Stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "ADSM," and in the National Quotation Bureau, Inc. "pink sheets" under "ADS Media Group, Inc." Quotations on the Company's Common Stock set forth below do not constitute a reliable indication of the price that a holder of the Common Stock could expect to receive upon a sale of any particular quantity thereof.

The following table sets forth the range of quarterly high and low bid prices of the Common Stock for the last two calendar years as reported by the OTC Bulletin Board and as adjusted for the 1 for 100 reverse stock split on January 31, 2003. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low

2001	14.00	5.00	6.00	1.00	3.00	1.00	0.60	2.00
2002	1.00	3.00	0.30	1.00	0.30	0.40	0.10	0.40

As of December 31, 2002, NHLT had issued and outstanding 353,775,090 (3,537,751 split adjusted) shares of Common Stock and there were approximately 470 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

After the 1 for 100 reverse stock split and the ADS stock exchange, the company, now renamed ADS Media Group, Inc., has 100,000,000 common shares authorized and 20,000,000 common shares outstanding, including shares issuable on conversion of preferred stock and exercise of outstanding options and warrants. On February 6, 2003, the common stock of ADS Media began trading on the OTC Bulletin Board under the symbol "ADSM."

Prior to the reverse stock split and ADS stock exchange, NHLT had two classes of preferred stock outstanding. The reverse stock split approved by the NHLT shareholders included a 1 for 100 reverse split of the outstanding preferred stock. A description of the preferred stock of NHLT (now renamed ADS Media) follows:

-

ADS Media is authorized to issue up to 40,000 shares of Series A Preferred Stock, par value $.001 per share, of which 16,478 shares were outstanding as of February 5, 2003. Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

-

ADS Media is authorized to issue up to 6,000 shares of Series B Preferred Stock, par value $.001 per share, of which 166 shares were outstanding as of February 5, 2003. Each Series B share has a $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

-

When the outstanding NHLT preferred stock was issued in 2001, the preferred stockholders also received warrants to purchase NHLT common stock. All NHLT warrants that the preferred stockholders received expired without being exercised on January 21, 2003.

As of December 31, 2001, NHLT had issued and outstanding 263,540,140 (2,635,401 split adjusted) shares of Common Stock and there were approximately 467 shareholders of record, which figure does not take into account those shareholders whose certificates were held in the name of broker-dealers.

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

-

NHLT authorized the issuance of up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share, of which 1,923,853 shares (19,239 split adjusted) had been issued. Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into 5 shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

-

NHLT authorized and issued 600,000 shares (6,000 split adjusted) of Series B Preferred Stock, par value $.001 per share. The Series B shares were issued in exchange for 14,363 (144 split adjusted) shares of old NHLT Preferred Stock which were canceled upon Plan implementation. Each Series B share has a $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

-

NHLT authorized Class A and Class B warrants to be issued to each holder of the Series A and Series B Preferred Stock. There are 4,000,000 Class A warrants authorized; 1,923,853 (19,239 split adjusted) Class A warrants issued and outstanding, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 22, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock. Presently, there are no Class B warrants outstanding.

Dividend Policy

Neither NHLT no ADS have declared or paid cash dividends or made distributions in the past, and ADS Media does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations. Holders of the Preferred Shares, which were converted into Common Shares on January 31, 2003, were entitled to receive their redemption payments prior to NHLT paying any dividends on its other capital stock.

Recent Sales of Unregistered Securities

From September 30, 2002 through January 31, 2003, NHLT issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"): These shares were issued in reliance on the registration exemption contained in Section 4(2) of the Securities Act.

NHLT issued approximately 1,485,282 shares of common stock (after giving effect to the reverse stock split on January 31, 2003) to approximately 9 creditors to satisfy outstanding debts incurred by NHLT prior to the ADS stock exchange. These shares were issued in reliance on the registration exemption contained in Section 4(2) of the Securities Act.

On January 31, 2003, NHLT issued 15,000,000 shares of common stock (including 661,731 shares issuable on exercise of an outstanding warrant) to the eleven shareholders and warrant holder of ADS in the stock exchange described in Item 1 of this Report. These shares were issued in reliance on the registration exemption contained in Section 4(2) of the Securities Act.

In January 2003, prior to the stock exchange, ADS issued 62,500 shares of ADS common stock to a limited partnership, in exchange for $1,200,000 in cash and notes receivable. These shares were exchanged for NHLT common stock in the stock exchange and are included in the 15,000,000 share issuance discussed in the preceding paragraph. They were issued in reliance on the registration exemption contained in Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Overview

Since inception in 1993, NHLT had been engaged in the business of providing health care products and services to the general public on a discount basis. Through a variety of programs, NHLT offered discounts on a wide array of medical and supplemental benefits for consumers. NHLT ceased operating its discount healthcare programs in 2002 and on January 31, 2003, acquired all of the outstanding equity securities of ADS in an exchange offer in which all of the ADS shareholders transferred all of their ADS shares to NHLT in exchange for shares of NHLT's common stock. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable on exercise of an outstanding warrant. NHLT has changed its name to ADS Media Group, Inc. ("ADS Media"), and it will operate ADS as a wholly owned subsidiary.

ADS Media, through its wholly owned subsidiary, ADS, is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery.  Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and Co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements ADS provides its clients access to full service direct marketing, printing, list procurement, database management, fulfillment and telemarketing.  ADS' management is combining their expertise and relationships in direct marketing with sophisticated demographic, tracking, and verification technology to deliver high quality direct marketing services, capable of producing gross margins of up to 50%.

Plan of Operation

This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in "Business Risk Factors" and elsewhere in this filing. See "Cautionary Statement Regarding Forward-Looking Statements." You should read the following discussion with our consolidated financial statements and related notes included elsewhere in this Report.

NHLT's revenue for the year ended December 31, 2002 and the period ended December 31, 2001 were derived from the sale of discount health cards and related products. ADSM's revenues for 2003 and beyond are expected to be comprised of sales of direct marketing support services, including alternative delivery services, direct mail services and fulfillment services, in the continental United States, Puerto Rico and Mexico

NHLT had virtually no cost of goods sold for the years ended December 31, 2002 and 2001 as it had no sales of medical supplies for those years and the costs of discounted health care cards sold were negligible. ADSM's cost of goods sold for 2003 and beyond will consist of costs of fulfillment, delivery labor and printing and mailing costs.

NHLT's selling, general and administrative expenses for the years ended December 31, 2002 and 2001 were comprised of sales expenses, including advertising costs and salaries and fees to sales consultants; and general and administrative expenses, which consisted primarily of compensation and related expenses for administrative and accounting staff, occupancy costs and legal, accounting and consulting fees. ADSM's selling, general and administration expenses for 2003 and beyond are expected to be comprised of sales expenses, together with commission expense, including commissions payable and general and administrative expenses, which should consist primarily of compensation and related expenses for administrative and accounting staff, occupancy costs and legal, accounting and consulting fees.

Critical Accounting Policies

The financial statements of NHLT were prepared in accordance with generally accepted accounting principles, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. NHLT's significant accounting policies and methods used in the preparation of the financial statements are discussed in note 1 of the notes to the financial statements. ADS Media believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

-	Revenue recognition;
-	Concentration of credit risk and accounts receivable;
-	Inventory;
-	Asset impairment;
-	Foreign currency exchange; and
-	Intangible assets and goodwill.

Revenue Recognition: ADS Media through its wholly owned subsidiary ADS, expects to generate future revenues primarily from the fulfillment and distribution of direct marketing materials for local, regional and national advertisers. In addition to the domestic United States, it plans to perform these services in Puerto Rico and Mexico and other Latin American countries.

The Company recognizes revenue upon completion of project for fulfillment revenues, upon mailing of product for direct mail revenues and upon delivery of product to consumer for alternative delivery revenue. Services are generally not subject to "rights of return" unless the Company did not perform services in accordance with the contract.

Concentration of Credit Risk and Accounts Receivable: Generally the Company's customers pay half of the total fee in advance and the remaining portion within 45 days of completion of services. Its business model generally requires a deposit by the customer; however, in some cases, it will give minimal credit terms to customers if they have an established and good payment history with the Company. The Company extends unsecured credit in the normal course of business to virtually all of its customers. In the event of non-performance of accounts receivable, its maximum exposure is the recorded amount shown on the balance sheets.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers.

Inventories: Generally, the Company maintains only minimal inventory of bags and paper products; and most printed materials are the property of its customers. Products are generally purchased only upon the receipt of an order.

Asset Impairment: The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. The Company has not experienced any events or changes that would indicate that the carrying amounts of any of its assets may not be recoverable.

Foreign Currency Exchange: During 2003 and beyond, the Company may be subject to fluctuations in foreign currencies, as customer orders may require multi-currency product and delivery transactions before the sale is complete. Additionally, an unknown period of time may lapse between the time an order is placed and when revenue and costs are recognized. The Company does not engage in hedging activities nor in financial derivatives.

Intangible Assets and Goodwill: The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important and which could trigger an impairment review include the following:

-	significant underperformance relative to expected historical or projected future operating results;
-	significant changes in the manner or use of the acquired assets or the strategy for our overall business;
-	significant negative industry or economic trends;
-	significant decline in stock price for a sustained period; and
-	The Company's market capitalization relative to net book value.

If it is determined that the carrying value of identifiable intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses whether the carrying value of the asset is greater than the undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting our average cost of funds.

In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, the Company does not amortize goodwill. In lieu of amortization, it is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. The Company may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples. An initial impairment review was performed during the first half of 2002 by NHLT. Any transitional impairment loss, which could be significant, must be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

Results of Operations for the Year Ended December 31, 2002, as Compared to the Year Ended December 31, 2001

Operating expenses for the year ended December 31, 2002 was $811,132 versus $337,444 during 2001. Operating expenses increased in 2002 because certain expenses included as administrative expense in 2001 were listed under "loss from operations of MedSmart". Other income (expense) for 2002 was $13,947, compared to ($19,048) for 2001.

Net Operating Losses

NHLT has accumulated approximately $12,200,000 and $11,600,000 of net operating loss carry-forwards as of December 31, 2002 and 2001, respectively, which may be offset against taxable income and income taxes in future years. The carryforwards expire in the year 2018. In the event of certain changes in control of NHLT, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the years ended December 31, 2002 or 2001, because NHLT believes the carryforward may expire unused. Accordingly, the potential tax benefits of the loss carry forward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

Historically, NHLT's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital at December 31, 2002 was a negative $806,636 compared to a negative $753,900 at December 31, 2001. Net cash used in operating activities was $49,631 in 2002, compared to $704,177 in 2001. This decrease in net cash used in 2002, was due primarily to the increase in net loss and the disposal of MedSmart. NHLT also realized $47,581 from financing activities in 2002 compared to $707,640 in 2001. This decrease is primarily due to the fact that NHLT realized over $700,000 in proceeds from the issuance of common stock in 2001 and $0 in 2002.

As of December 31, 2002, NHLT had total assets of $55,265 and total stockholders' deficit of $(821,664), compared to December 31, 2001 at which time NHLT had total assets of $759,020 and total stockholders' equity of $385,577.  The decrease in assets and stockholders' equity relates to intangible assets that were written off in 2002 and 2001, as well as, the adjustment made to record the impairment of goodwill.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of NHLT and is not expected to have a material effect on the operations of ADS Media.

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

Item 8. Changes in and Disagreements with Accountants

Effective February 14, 2001, NHLT's board of directors dismissed HJ & Associates, LLC (Formerly, Jones, Jensen, & Company) of Salt Lake City, Utah, as its independent public accountants.  HJ & Associates audited and reported on NHLT's financial condition for the fiscal years ended December 31, 1995 through 1999.   Their reports for each fiscal year contained a qualification regarding NHLT's ability to continue as a going concern, in light of its history of recurring losses from operations.  There were no disagreements between NHLT and HJ & Associates on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of HJ & Associates, would have caused HJ & Associates to make reference to the matter in their reports.

Also effective February 14, 2001, the Board of Directors engaged Sprouse & Anderson, L.L.P. (formerly known as Sprouse & Winn, L.L.P.) of Austin, Texas as NHLT's principal accountant.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Listed below is information about NHLT's directors and executive officers as of December 31, 2002. Directors are elected by shareholders at each annual shareholders' meeting and serve until their successors are elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. NHLT does not have any standing committees.

Name	Age	Positions Held

Gary Davis	50	Chief Executive Officer, Chairman, President, and Director

Jimmy Nix II	30	Chief Accounting Officer and Director

Dennis Hawk	43	Director

James R. Kennard	65	Director

Eugene M. Rothchild	70	Director

Gary J. Davis was the President, CEO and a Director of National Health and Safety Corp. and President & CEO of HealthVIP, LLC. Additionally, Mr. Davis is the Founder, President, CEO and sole shareholder of First Advisors, Inc., the business of which is investing private investment capital in start-up and early stage companies. Since 1973, Mr. Davis has spent a major portion of his career in a wide range of capital raising endeavors, including debt and equity for real estate ventures and private equity capital for business ventures. Additionally, Mr. Davis is a Director of Ashley Laurent, Inc., a software company offering integrated network security solutions, a Director of Collins Financial Services USA, Inc., a financial services holding company with subsidiaries involved in distressed consumer debt investment and collections, based in Austin, and a principal of numerous other private investment partnerships and limited liability companies.

Jimmy E. Nix, II was Vice President of Finance and Chief Accounting Officer for HealthVIP, LLC and NHLT, and a Director of National Health and Safety Corporation. Mr. Nix has served in a number of financial management positions in the healthcare services field, most recently as Financial Manager for MD Productivity, a medical software company, and as a Senior Accountant with Barton Creek Health Care. Mr. Nix received his B.B.A. in Accounting from The University of Texas at Austin.

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

Garret D. Davis was the Vice President of Marketing and Distribution for HealthVIP, LLC. He has experience in business management and operations, specifically in the start-up and Internet space. In addition to his position with HealthVIP, LLC, Mr. Davis is the Senior Vice President of Strategy & Business Development for First Advisors, Inc. Mr. Davis also is a Co-Founder and was previously the Chief Operating Officer of Good2CU.com, an Internet start-up focused on the credit union industry, and was subsequently sold to Billing Concepts, Inc. Mr. Davis previously has held senior positions with Collins Financial Services, Inc., and P.M. Clinton Investigations, Inc.

Robert M. Scott served as the Corporate Secretary for HealthVIP, LLC and the General Counsel for First Advisors, Inc. He has more than 30 years of experience in business and academic fields. Mr. Scott received his B.B.A. from the University of Texas at Austin in 1966, and his J. D. from the University of Texas School of Law in 1969. He holds a M.A. and a Ph.D. with distinction from George Washington University in Washington, D.C. In addition, he conducted computer-oriented training for the real estate industry and taught business, law, and humanities courses for several universities, including George Washington University and the University of Maryland. Mr. Scott has operated a general law practice and has owned and managed a retail furniture outlet, a funeral service establishment, and a regulated reserve life insurance agency. He has served as a Board Member for several commercial companies, for the insurance industry, for a Texas regional MHMR Hospital, and for the Central Texas Council of Governments' Private Industry Council.

Gary Ennis was the Director of Marketing Communications for HealthVIP, LLC and the Director of Marketing for First Advisors, Inc. Mr. Ennis has over 10 years of marketing experience, primarily in the financial services arena. Previously, he served as Director of Marketing Communications for Good2CU.com, Manager of Marketing Communications for Ameritas Life Insurance Corp., and Assistant Vice President of Corporate Relations for the FIC Insurance Group. He has also held positions in advertising and public relations. Mr. Ennis holds an M.B.A. from Villanova University and a B.S. in Marketing, with honors, from Philadelphia University.

Change of Management As Part of the Acquisition of ADS Media Group, Inc.

As part of the acquisition of ADS in January 2003, all officers and directors of NHLT except Gary Davis resigned. At the January 30, 2003 shareholders' meeting in which the acquisition of ADS was approved, the shareholders elected a new slate of directors including Gary Davis, Clark R. "Dub" Doyal, James D. "Jim Schell, and Bryan Forman. In the ADS acquisition, Mr. Doyal became president and Mr. Schell became vice president, secretary and treasurer of ADSM, the reorganized company. Profiles of ADSM's current officers and directors are contained in ADSM's report on Form 8-K dated January 30, 2003, which describes the acquisition.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Regulations require that NHLT's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish NHLT with copies of all such reports they file. Based solely upon a review of the copies of the form furnished to NHLT, or written representations from certain reporting persons that no reports were required, NHLT believes that no other persons failed to file required reports on a timely basis during or in respect of 2002.

Item 10. Executive Compensation

The following table summarizes the compensation of chief executive officer and the other most highly compensated executive officers of NHLT and its subsidiaries during the past year.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)
Name	Year	Salary	Bonus	Other Annual Compensation
Gary Davis, (1)	2002	$ -0-	$ -0-	$ -0-
Chief Executive Officer	2001	25,000	-0-	30,000

(1) Mr. Davis' compensation includes compensation paid to First Advisors, Inc., described in Management - Agreement with First Advisors, Inc. on page 2. First Advisors received 75,000 shares of restricted common stock, issued in 6 installments of 12,500 shares each between June 4, 2001 and October 24, 2001 (as adjusted for the reverse stock split approved by shareholders on January 30, 2003). NHLT recorded an expense of $30,000 in connection with the stock issuance. The closing share price of NHLT's common stock on the dates it issued shares to First Advisors ranged between $0.40 and $0.10 per share (as adjusted for the reverse stock split). NHLT valued the stock at $30,000 ($0.4 per share) because it was restricted stock and also because it could not be sold without materially depressing the market price, considering the low trading volume of NHLT's shares.

Stock Option Grants and Exercises in 2002

On March 1, 2002, we adopted a new 2002 Employees and Consultants Stock Option Plan, which authorized the grant of options to purchase up to 1,000,000 shares of our common stock pursuant to the plan (as adjusted for the reverse stock split). From April to August 2002, we granted options to consultants under this Plan to purchase 305,000 shares of common stock. All of these options have been exercised.

On October 7, 2002, the board of directors revoked the 2002 Employees and Consultants Stock Option Plan. No options granted pursuant to the plan remain outstanding.

Aggregated 2002 Option Exercises and Year-End Values

None of the executive officers named in the Summary Compensation Table exercised any stock options or stock appreciation rights in 2002, 2001, or 2000. The following table summarizes the number and value of all unexercised stock options held by those executive officers at the end of 2001 (as adjusted for the January 30, 2003 reverse stock split).

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Exercised	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the- Money Options/SARs at FY-End ($)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Gary Davis	37,500 / 0	-0-	37,500 / 0	-0-

Employment Agreements

At December 31, 2002, NHLT had no employment agreements, other than the Management Services Agreement with First Advisors described in Management - Agreement with First Advisors, Inc. on page 2. Upon completion of the ADS reverse acquisition in 2003, the Management Services Agreement with First Advisors was canceled.

Compensation of Directors

No compensation was paid to any Directors in 2002 in connection with their board service.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables contain information regarding the ownership of NHLT's voting securities as of December 31, 2002 (as adjusted for the January 30, 2003 reverse stock split), by:

i)	Each person who is known by NHLT to own beneficially more than 5% of the outstanding shares of each class of equity securities

ii)	each director of NHLT, and

iii)	all directors and officers of NHLT as a group.

Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the tables possesses sole voting and investment power with respect to its or his shares.

On December 31, 2002, 3,537,751 (as adjusted) shares of NHLT's Common Stock were outstanding.

Holders of each series of preferred shares have voting rights equal to the number of shares into which they are convertible. None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred Shares.

On December 31, 2002, there were 16,459 (split adjusted) shares of Series A preferred stock outstanding. The shares of Series A Preferred Stock are convertible into NHLT's common stock at the option of the security holder, at the rate of five shares of Common Stock for each share of Series A Preferred Stock.

On December 31, 2002, there were 166 (split adjusted) shares of Series B preferred stock outstanding. The shares of Series B Preferred Stock are convertible into NHLT's common stock at the option of the security holder, at the rate of five shares of Common Stock for each share of Series B Preferred Stock.

	Common	Options	Series A	Warrants	Series B	% Owned

Gary J. Davis, President, CEO,	301,675	37,500	0	0	0	12.69%
Chairman, and a Director
3811 Bee Cave Road, Suite 210
Austin, Texas 78746

Jimmy Nix II, CAO, Director	220,957	0	153	153	0	8.42%
3005 Sugar Berry Cove
Round Rock, TX 78664

Dennis Hawk, Director	65,470	0	0	0	0	2.48%
3100 Donald Douglas Loop North, Suite 201
Santa Monica, California 90405

James R. Kennard, Director	26,217	0	0	2,061	2,061	1.53%
1053 Buckeye Lane
Greentown, PA 18426

Eugene M. Rothchild, Director	21,725	0	0	0	0	0.82%
14 Woodcreek Drive
Cincinnati, OH 45241

Lucinda Kay Nix Trust	220,956	0	153	153	0	8.42%
2200 Holiday Rd.
Coralville, IA 52241

Leah Janine Nix Trust	220,957	0	153	153	0	8.42%
201 Snowcap Dr
Ruidoso, NM 88345-5603

Jo M. Nix	220,957	0	153	153	0	8.42%
4958 Oakmont
Corpus Christi, TX 78413

EWMW Limited Partnership	223,068	0	70	70	0	8.48%
2414 Jarratt Avenue
Austin, Texas 78703

Robert T. Kirk	160,089	0	0	0	0	6.07%
2255 West Glades Road
Boca Raton, FL 33433

All directors and executive officers as a group (5 persons)	636,045	37,500	153	2,214	2,061	25.63%

(1)     Based upon 2,635,401 (as adjusted) shares of Common Stock outstanding on December 31, 2001. Each Series A and Series B Preferred Share is convertible into five (5) shares of Common Stock. Each Warrant is convertible into two (2) shares of Common Stock. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2001.

(2)     Jimmy Nix beneficially owns the Common Stock, Series A Preferred Shares, and Warrants through the Jimmy Nix II Trust.

Item 12.       Certain Relationships and Related Transactions

Gary J. Davis became president of NHLT in January 2001, after the plan of reorganization was implemented. Mr. Davis is an officer of the general partner of the IPA Investors, LP, which purchased 150,000 of our common shares (as adjusted for the January 30, 2003 reverse stock split) for $200,000 as part of the reorganization. Mr. Davis also acquired shares of NHLT stock individually as a result of the exchange offer by NHLT for shares of MedSmart. Mr. Davis has chosen to provide services to NHLT and to be compensated by NHLT through First Advisors, Inc., a personal consulting company wholly owned by Mr. Davis.

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

On October 26, 2001, NHLT entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Premium Holdings, Inc., HealthMed, Inc., World Trust Investments, The Beverly Center Trust, Mitchell J. Stein, and Dennis J. Hawk (collectively the Stein Group). Under the Settlement Agreement, NHLT agreed to issue 65,470 shares of NHLT's common stock to HealthMed, Inc., a Nevada company, 65,470 shares of common stock to Dennis J. Hawk, and also agreed to appoint Dennis J. Hawk to the board of directors to fill the vacancy left by Gregory J. Figaro.

Item 13. Exhibits, Lists, and Reports on Form 8-K

(a) Certain of the Exhibits set forth in the following index are incorporated by reference.

2.1*	Fourth Amended Joint Plan of Reorganization, In Re: National Health & Safety Corporation, Debtor, Case No. 99-18339-DWS, U.S. Bankruptcy Court, Eastern District of Pennsylvania, dated August 21, 2000.
2.2*	Fourth Amended Disclosure Statement, In Re: National Health & Safety Corporation, Debtor, Case No. 99-18339-DWS, U.S. Bankruptcy Court, Eastern District of Pennsylvania, dated August 21, 2000.
2.3**	Order confirming Fourth Amended Joint Plan of Reorganization dated November 27, 2000.
2.4**	Stock Exchange Agreement and Amendments thereto.
3.1#	Amendment to the Articles of Incorporation regarding the reverse stock split, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 30, 2003.
3.2#	Amendment to the Articles of Incorporation regarding the name change, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 30, 2003.
3.3*	Bylaw Amendment, adopted on January 22, 2001.
4.1#	Amended Certificate of Designation for Series A Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 30, 2003.
4.2#	Amended Certificate of Designation for Series B Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 30, 2003.
4.3#	Warrant Agreement, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 22, 2001.
4.4+	Warrant agreement issued to Austin Capital for services provided during 2002
4.5+	Warrant Certificate Of Alternative Delivery Solutions, Inc
10.1*	Management Services Agreement between National Health & Safety Corporation and First Advisors, Inc.
10.2** ##

Marketing Agreement between National Health & Safety Corporation and New Benefits, Inc. A Confidential Treatment Request has been submitted for parts of this contract and therefore sections have been redacted to maintain the confidentiality of them.

10.3** ##

Commission Agreement between National Health & Safety Corporation and New Benefits, Inc. A Confidential Treatment Request has been submitted for parts of this contract and therefore sections have been redacted to maintain the confidentiality of them.

10.4**	Renewal and Extension of Management Services Consulting Agreement with First Advisors, Inc.
10.7#	Non-Recourse Promissory Note from ADS Equity Partners, L.P., Maker, to Alternative Delivery Solutions, Inc., dated January 30, 2003.
22.1**	Subsidiaries of the Registrant as of December 31, 2002 - MedSmart Healthcare Network, Inc. and HealthVIP, LLC.
24.1**	Power of Attorney (see signature page)
24.2+	Consent of Sprouse & Anderson L.L.P.
99.1+	Certifications Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to Form 8-K/A, Amendment No. 1 to NHLT's report on Form 8-K dated November 28, 2000, filed with the SEC on February 19, 2001
**	Incorporated by reference to NHLT's report on Form 8-K dated January 22, 2001, filed with the SEC on February 9, 2001
#	Incorporated by reference to NHLT's report on Form 8-K dated January 30, 2003, filed with the SEC on February 11, 2003
##

A Confidential Treatment Request has been submitted for parts of these contracts and therefore certain portions of the subject exhibits have been omitted based upon that request for confidential treatment. The non-public information has been filed with the Commission.

+	Filed with this Form 10K-SB

Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

Report on Form 8-K, National Health and Safety Corporation, filed February 11, 2003
- Change of Control of Registrant
- Acquisition of Alternative Delivery Solutions, Inc.
- Other Events
- 1 for 100 reverse stock split
- Change the Company's name to ADS Media Group, Inc.
- Elect new directors including two members of the management of ADS
- Approve a new, 2002 Stock Option and Incentive Plan
- Approve the appointment of Sprouse & Anderson, L.L.P., as the Company's independent auditors
- Ratify the actions of the officers and directors since the last shareholders' meeting
- Resignation of Registrant's Officers and one Director
- Financial Statements and Exhibits
- Financial Statements of Alternative Delivery Solutions, Inc. for the period from inception to September 30, 2002

Item 14. Controls and Procedures

Within the 90 days prior to the date of this Form 10-KSB, NHLT carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, its chief executive officer and chief accounting officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in periodic SEC filings. There have been no significant changes in internal controls or in other factors, which could significantly affect internal controls subsequent to the date management carried out their evaluation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on this 15th day of April, 2003.

ADS Media Group, Inc. (f/k/a National Health and Safety Corporation)

By:	Clark R. Doyal
Clark R. Doyal, Chief Executive Officer

By:	Kurt Wilkin
Kurt Wilkin, Accounting Consultant (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15th, 2003, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gary J. Davis
Gary J. Davis, Director

By:	/s/ Bryan T. Forman
Bryan T. Forman, Director

By:	/s/ Clark R. Doyal
Clark R. "Dub" Doyal, Director

By:	/s/James D. Schell
James D. "Jim" Schell, Director

Certificate of Chief Executive Officer
I, Clark R. Doyal, Chief Executive Officer of ADS Media Group, Inc. as of the date of this report:

1.	I have reviewed this annual report on Form 10-KSB of ADS Media Group, Inc. ("ADSM") formerly known as National Health and Safety Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report

3.

Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of ADSM as of, and for, the periods presented in this report.

4.

ADSM's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for ADSM and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to ADSM, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of ADSM's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5.	ADSM's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of ADSM's board of directors:

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect ADSM's ability to record, process, summarize and report financial data and have identified for ADSM's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in ADSM's internal controls.

6.

ADSM's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15th, 2003	/s/Clark R. Doyal
Clark R. Doyal, Chief Executive Officer

Certificate of Chief Accounting Officer
I, Kurt Wilkin, Accounting Consultant to ADS Media Group, Inc. as of the date of this report, certify that:

1.	I have reviewed this annual report on Form 10-KSB of ADS Media Group, Inc. ("ADSM") formerly known as National Health and Safety Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report

3.

Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of ADSM as of, and for, the periods presented in this report.

4.

ADSM's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for ADSM and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to ADSM, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of ADSM's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	ADSM's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of ADSM's board of directors:

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect ADSM's ability to record, process, summarize and report financial data and have identified for ADSM's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in ADSM's internal controls.

6.

ADSM's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15th, 2003	/s/Kurt Wilkin
Kurt Wilkin, Accounting Consultant (Chief Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

INDEPENDENT AUDITORS' REPORT	F1

CONSOLIDATED BALANCE SHEET.	F2

CONSOLIDATED STATEMENTS OF OPERATIONS	F3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS	F5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.	F8

Board of Directors
National Health & Safety Corporation and Subsidiaries
(A Development Stage Company)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of National Health & Safety Corporation and Subsidiaries (a development stage company) (Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from the inception of the development stage on January 1, 1999 through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health & Safety Corporation and Subsidiaries (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from the inception of the development stage on January 1, 1999 through December 31, 2002, in conformity with U.S. generally accepted accounting principles.

SPROUSE & ANDERSON, L.L.P.

Austin, Texas
March 12, 2003

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

CONSOLIDATED Balance Sheet
DECEMBER 31, 2002
ASSETS
CURRENT ASSETS
Cash	$ 2,888
Other receivable, net of allowance for doubtful accounts of $-0-	52,377
Total Current Assets	55,265

TOTAL ASSETS	$ 55,265
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 223,689
Accounts payable-affiliate	585,659
Notes payable	50,000
Long-term debt, current portion	2,553
Total Current Liabilities	861,901

LONG-TERM-DEBT LIABILITIES
Long-term debt, net of current portion	15,028
Total Liabilities	876,929

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 50,000,000 shares authorized:
Preferred Stock Series A, $.001 par value; 4,000,000 shares designated;1,645,928 issued and outstanding	1,646
Preferred Stock Series B, $.001 par value; 600,000 shares designated;16,584 issued and outstanding	17
Common Stock; $0.001 par value, 500,000,000 shares authorized; 353,775,090 shares issued and outstanding	353,775
Additional paid - in capital	5,715,067
Accumulated deficit	(1,571,117)
Deficit accumulated during the development stage	(5,321,052)
Total Stockholders' Equity (Deficit)	(821,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 55,265

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)
CONSOLIDATED Statements of Operations
	For the Years Ended December 31, 2002 2001		From the Inception of the Development Stage on January 1, 1999 Through December 31, 2002
REVENUE
Sales - operations	$ -0-	$ -0-	$ 80,568
Royalty revenue	-0-	-0-	514
Total Revenue	-0-	-0-	81,082

COST OF SALES	-0-	-0-	41,230

GROSS PROFIT	-0-	-0-	39,852

EXPENSES
Salaries and related costs	-0-	148,701	148,701
Professional services	241,472	78,912	313,756
Rent	-0-	7,302	106,726
Depreciation and amortization	-0-	55,335	57,413
General and administrative	569,660	47,194	3,144,158
Impairment of intangibles	1,151,966	-0-	1,151,966
Total Expenses	1,963,098	337,444	4,922,720

Loss from operations	(1,963,098)	(337,444)	(4,882,868)
OTHER INCOME (EXPENSE)
Gain on sale of assets	-0-	-0-	142,697
Other	20,000	-0-	31,673
Bad debt expense	-0-	(14,888)	(19,360)
Interest expense	(6,053)	(4,160)	(45,814)
Total Other Income (Expense)	13,947	(19,048)	109,196

Net loss on continuing Operations	(1,949,151)	(356,492)	(4,773,672)

DISCONTINUED OPERATIONS
Loss from operations of discontinued components, HealthVIP and Medsmart	(747)	(711,755)	(712,502)

EXTRAORDINARY GAIN
Gain on extinguishment of debt	165,122	-0-	165,122

NET LOSS	$ (1,784,776)	$ (1,068,247)	$ (5,321,052)

BASIC AND DILUTED LOSS PER SHARE	$ (.006)	$ (.006)

Weighted Average Shares Outstanding	301,574,129	234,898,637

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM THE INCEPTION OF THE DEVELOPMENT STAGE ON
JANUARY 1, 1999 THROUGH DECEMBER 31, 2002

	Preferred Stock		Preferred Stock-A		Preferred Stock-B		Common Stock
											Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Cap	Accumulated Deficit	Accumulated Dev. Stage	Total

Balance at December 31, 1999	14,363	14	-0-	-0-	-0-	-0-	59,634,062	$59,634	9,564,513	(11,975,773)	(2,198,736)	(4,550,348)

Cancellation of Common Stock	-0-	-0-	-0-	-0-	-0-	-0-	(830,346)	(830)	(82,205)	-0-	-0-	(83,035)

Net loss for the year ended December 31, 2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(269,293)	(269,293)
Balance at December 31, 2000	14,363	14	-0-	-0-	-0-	-0-	58,803,716	58,804	9,482,308	(11,975,773)	(2,468,029)	(4,902,676)

Acquisition of MedSmart by NHSC as reverse acquisition	-0-	-0-	-0-	-0-	-0-	-0-	130,000,000	130,000	(7,034,427)	10,404,656	-0-	3,500,229

Conversion of NHSC preferred shareholders	(14,363)	(14)	-0-	-0-	600,000	600	-0-	-0-	(586)	-0-	-0-	-0-

Issuance of Common Stock for antidilution	-0-	-0-	-0-	-0-	-0-	-0-	3,046,305	3,046	179,732	-0-	-0-	182,778

Issuance of Series A Preferred Stock for creditors claims	-0-	-0-	1,923,853	1,924	-0-	-0-	-0-	-0-	1,921,929	-0-	-0-	1,923,853

Issuance of Common Stock for cash per bankruptcy plan	-0-	-0-	-0-	-0-	-0-	-0-	45,000,000	45,000	555,000	-0-	-0-	600,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
FROM THE INCEPTION OF THE DEVELOPMENT STAGE ON
JANUARY 1, 1999 THROUGH DECEMBER 31, 2002

	Preferred Stock		Preferred Stock-A		Preferred Stock-B		Common Stock				Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Cap	Accumulated Deficit	Accumulated Dev. Stage	Total

Balance as of merger-January 22, 2001	-0-	$-0-	1,923,853	$1,924	600,000	$600	236,850,021	$236,850	$5,103,956	$(1,571,117)	$(2,468,029)	$1,304,184
Issuance of Common Stock for services	-0-	-0-	-0-	-0-	-0-	-0-	7,500,000	7,500	22,500	-0-	-0-	30,000
Conversion of Preferred Stock to Common Stock	-0-	-0-	(419,231)	(419)	-0-	-0-	2,096,155	2,096	(1,677)	-0-	-0-	-0-
Issuance of Common Stock for cash	-0-	-0-	-0-	-0-	-0-	-0-	14,093,964	14,094	93,546	-0-	-0-	107,640
Issuance of Common Stock to Directors for services	-0-	-0-	-0-	-0-	-0-	-0-	3,000,000	3,000	9,000	-0-	-0-	12,000
Net loss for the year ended December 31, 2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1,068,247)	(1,068,247)
Balance at December 31, 2001	-0-	-0-	1,504,622	1,505	600,000	600	263,540,140	263,540	5,227,325	(1,571,117)	(3,536,276)	385,577
Issuance of preferred stock for debt/liabilities	-0-	-0-	381,719	381	-0-	-0-	-0-	-0-	381,338	-0-	-0-	381,719
Issuance of common stock for services	-0-	-0-	-0-	-0-	-0-	-0-	86,115,805	86,116	109,700	-0-	-0-	195,816
Conversion of preferred stock A-Series to common stock	-0-	-0-	(240,413)	(240)	-0-	-0-	1,202,065	1,202	(962)	-0-	-0-	-0-
Conversion of preferred stock B-Series to common stock	-0-	-0-	-0-	-0-	(583,416)	(583)	2,917,080	2,917	(2,334)	-0-	-0-	-0-
Net loss for year-ended December 31, 2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1,784,776)	(1,784,776)
Balance at December 31, 2002	-0-	$-0-	1,645,928	$1,646	16,584	$ 17	353,775,090	$353,775	$5,715,067	$(1,571,117)	$(5,321,052)	$ (821,664)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From the Inception of the Development Stage on January 1, 1999 Through December 31,
	2002	2001	2002
Cash Flows From Operating Activities
Net loss	$(1,784,776)	$(1,068,247)	$(5,321,052)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Bad debt expense	-0-	14,888	19,360
Impairment of intangible assets	1,151,966	205,279	1,357,245
Depreciation and amortization	-0-	179,150	181,228
Expenses paid with common stock	195,816	42,000	879,621
Cancellation of stock	-0-	-0-	(83,035)
Gain on sale of assets	-0-	-0-	(142,697)
Non-cash loss on write-off of assets	5,294	-0-	5,294
Extraordinary gain on extinguishment of debt	(165,122)	-0-	(165,122)
Changes in operating assets and liabilities:
Decrease in restricted cash	-0-	14,212	-0-
Decrease in accounts receivable	(52,195)	1,544	(36,408)
Decrease in royalties receivable	-0-	-0-	41,000
Decrease in deposits	-0-	4,000	13,298
Increase (decrease) in accounts payable and accrued expenses	161,012	(97,003)	1,210,362
Increase in accounts affiliates	438,374	-0-	438,374
Net Cash (Used) by Operating Activities	(49,631)	(704,177)	(1,602,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes receivable	-0-	-0-	150,000
Proceeds from loans payable, stockholder	-0-	-0-	48,000
Proceeds from notes payable - related party	-0-	-0-	503,683
Repayment of note payable	(2,419)	-0-	(59,439)
Proceeds from note payable	50,000	-0-	50,000
Proceeds from issuance of common stock	-0-	707,640	909,840
Net Cash Provided by Financing Activities	47,581	707,640	1,602,084
INCREASE (DECREASE) IN CASH	(2,050)	3,463	(448)
NET CASH, BEGINNING OF YEAR	4,938	1,475	3,336
NET CASH, END OF YEAR	$ 2,888	$ 4,938	$ 2,888
CASH PAID DURING THE YEAR FOR:
Interest	$ 2,419	$ 1,118	$ 17,715
Income taxes	$ -0-	$ -0-	$ -0-
NON - CASH FINANCING ACTIVITIES:
Issuance of preferred stock in payment of debt /liabilities	$ 381,719	$ 1,923,853	$ 2,520,572
Issuance of common stock for services	$ 195,816	$ 42,000	$ 459,521
Issuance of common stock under antidilution agreement	$ -0-	$ 182,778	$ 182,778
Options issued below market value	$ -0-	$ -0-	$ 420,000
Cancellation of common stock	$ -0-	$ -0-	$ 83,033
Conversion of MedSmart shares to NHLT shares	$ -0-	$ 1,795,208	$ 1,795,208
Goodwill acquired in acquisition of NHLT by MedSmart	$ -0-	$ 1,207,301	$ 1,207,301
Reverse acquisition equity adjustments	$ -0-	$ 497,720	$ 497,720
Write-off of MedSmart on disposition	$ 165,869	$ -0-	$ 165,849

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements

December 31, 2002 and 2001

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

Nature of Organization

National Health and Safety Corporation (NHLT) was incorporated on March 23, 1989 and provides medical cost containment services to both institutional and consumer markets. MedSMart healthcare Network, Inc. and Health VIP are wholly owned subsidiaries of NHLT whose principal business activities consist of the marketing and distribution of discount card medical benefit memberships through its distribution network. Membership cards are designed to be a complementary benefit to most individual standard health insurance plans and corporate health and leisure benefit packages.

The consolidated financial statements include, for the year ended December 31, 2002, the accounts of NHLT, Health VIP LLC, NHLT's single-member owned limited liability company, and MedSmart Healthcare Network, Inc., a wholly-owned subsidiary, collectively the Company.

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

On July 1, 1999, NHLT filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States bankruptcy Court for the Eastern District of Pennsylvania, Case No. 99-18339. Under Chapter 11, certain claims against NHLT in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while NHLT continued business operations as a debtor-in-possession. These claims are reported in the December 31, 2000 balance sheet as "pre-petition accruals" in the amount of $4,344,951. Claims secured against NHLT assets ("secured claims") also were stayed, although the holders of such claims had the right to move the Court for relief from the stay. Secured claims amounted to $1,473,141 at December 31, 2000. On August 21, 2000, NHLT filed the Fourth Amended Disclosure Statement with respect to the Fourth Amended Joint Plan of Reorganization (the "Plan") for its consideration by NHLT's creditors and shareholders, and ultimate approval by the Bankruptcy Court.

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

(Continued)

Nature of Organization (Continued)

On November 27, 2000, the Bankruptcy Court confirmed the Plan. The Plan was filed as an exhibit on NHLT's Form 8-K, dated November 28, 2000, that reported the confirmations. On January 22, 2001, the Plan was implemented, whereby the former shareholders of MedSMart exchanged all of their MedSmart stock for a majority of the outstanding common stock of NHLT. MedSmart became wholly owned subsidiary of NHLT. This exchange, together with the contribution of $600,000 by a co-proponent of the Plan and other investors implemented the Plan and resulted in a change of control of NHLT.

MedSmart, a Nevada corporation, was incorporated on May 12, 1999. Its principal business activities consisted of the marketing and distribution of discount card medial benefit memberships through its distribution network. MedSmart membership cards were designed to be a complementary benefit to most individual standard health insurance and corporate health and leisure benefit packages.

In October 1999, Medsmart acquired the rights to the POWERx brand name from NHLT, which at that time, was operated as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. The sale of POWERx brand name by NHLT and acquisition by MedSmart was approved by the bankruptcy court in August 1999. When NHLT's Plan was confirmed and implemented, NHLT, through the combination with MedSmart, reacquired the rights to POWERx. NHLT no longer markets its discount card memberships under the POWERx brand but under other private label brands which includes the Health VIP brand.

In September 2001, NHLT formed a Texas limited liability company, HealthVIP, LLC, to introduce a new healthcare benefits discount program. The benefits program operated in a fashion similar to the original POWERx program operated by Medsmart, but relied exclusively on Health VIP's relationship with New Benefits, Inc. of Dallas.

Due to unsuccessful marketing efforts and product phase-out for HealthVIP and Medsmart, the Board of Directors voted to cease operations and dispose of both companies on October 7, 2002. Medsmart was dissolved on November 25, 2002, and HealthVIP was dissolved on December 5, 2002. The activities and disposition of Medsmart and HealthVIP are included as discontinued operations in these financial statements.

DEVELOPMENT STAGE

The Company is a development stage company as defined by SFAS No. 7. As a development stage company, the Company devotes more of its activities to raising capital in order to fully implement its marketing and distribution plan.

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

(Continued)

Receivables

Receivables are shown net of an allowance for doubtful accounts of $0. Bad debts are written off in the period in which they are deemed uncollectible. Any bad debts subsequently recovered are recorded as income in the financial statements in the period during which they are recovered.

FIXED ASSETS

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset which range from 5 to 7 years.

Expenses for repairs, maintenance and minor renewals are charged against income as incurred and expenses for major renewals and betterment are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts with any gain or loss on disposal reflected in income.

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted per share amounts assume the conversion of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

Goodwill

Goodwill represents the excess purchase over fair value of assets acquired in the acquisition of NHLT by MedSmart in the amount of $1,207,301 less accumulated amortization of $55,335. For the years ended December 31, 2002 and 2001 the amortization expense for goodwill was $0 and $55,335, respectively. Goodwill is being accounted for according to SFAS 142 "Goodwill and Other Intangible Assets". This pronouncement decrees that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002. For the years ended December 31, 2002 and 2001, the Company impaired its stated goodwill value down from $1,151,966 to $0 and from $1,357,245 to $1,151,966, respectively, due to the lower- than-anticipated revenue generation and eventual dissolution of HealthVIP and Medsmart.

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

(Continued)

PRINICPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts on the Company and its subsidiaries, Medsmart and HealthVIP, after elimination of all significant intercompany accounts and transactions. The activities and disposition of Medsmart and HealthVIP are included as discontinued operations in these financial statements.

Earnings per Share

For the Year Ended December 31, 2002
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Loss on continuing operations	$(1,949,151)		(.007)
Loss on discontinued operations	(747)		.000
Extraordinary gain	165,122.001
Net Loss	$(1,784,776)	301,574,129	(.006)

For the Year Ended December 31, 2001
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Loss on continuing operations	$ (356,492)		.002
Loss on discontinued operations	(711,755)		.003
Net Loss	$(1,068,247)	234,898,637	(.005)

Basic earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. However, as the Company incurred losses in both 2002 and 2001, the inclusion of those potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2002 and 2001.

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

(Continued)

Provision for Taxes

At December 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $12,200,000 and $11,600,000, respectively that may be offset against future taxable income through 2018. These carryforwards may be subject to various limitations set by the Internal Revenue Service. No tax benefit has been reported in the financial statements, because the Company believes the carryforwards may expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this guidance.

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS OPERATIONS

(Continued)

Recent Accounting Pronouncements (CONTINUED)

In August 2001, the FASB issued Statement 144, "Accounting for Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company has recognized the disposal of two companies in accordance with this guidance.

In April 2002, the FASB issued Statement 145, Recision of FASB Statements 4, 44 and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The company has recognized the extinguishment of debt in accordance with this guidance.

In December 2002, the FASB issued Statement 148, "Accounting for Stock-Based Compensation". This statement amends FASB 123, to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB 123 to require prominent disclosures in interim and annual financial statements. All stock-based compensation will be accounted for under this guidance.

NOTE 2: PREFERRED STOCK

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

Upon implementation of the Plan, the Company authorized issuance of up to 50,000,000 shares of Preferred Stock, of which the following series have been designated and issued:

NHLT designated up to 4,000,000 shares of Series A Preferred Stock, par value $.001 per share. NHLT issued 1,923,853 Series A shares. At December 31, 2002, 1,645,928 shares were issued and outstanding after conversion of 240,413 Series A shares to Common Stock during the year. Each Series A share carries a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A.

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

NOTE 2: PREFERRED STOCK (Continued)

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

NHLT designated and issued 600,000 shares of Series B Preferred Stock, par value $.001 per share. At December 31, 2002, 16,584 shares were issued and outstanding after the conversion of 583,416 shares into Common Stock during the year. Each Series B share carries a $1.00 liquidation preference that is inferior to Series A but is preferred to Common Stock and all other series of stock ranking Junior to Series B. Each Series B share is convertible at the option of the holder into five shares of Common Stock at such times and in such amounts stated in the Certificate of Designation.

The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

NOTE 3: NOTES PAYABLE AND LONG-TERM DEBT

Note Payable at December 31, 2002 consists of the following:

Note payable, accruing interest at 12% and due May 26, 2002,

unsecured. $50,000

Long-term debt at December 31, 2002 consists of the following:

Note payable with an individual; interest at 5.5%. Principal and interest due in annual installments of $3,519, maturing

January 2008, unsecured. $17,581

Less current maturities (2,553)

Long-term debt, net of current portion $15,028

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

NOTE 3: NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Principal payments on notes payable and long-term debt for each of the next five fiscal years and thereafter are as follows:
Years Ending December 31,
2003	$ 2,553
2004	2,693
2005	2,841
2006	2,997
2007	3,162
Thereafter	3,335
Total	$17,581

.

NOTE 4: STOCK OPTIONS

When NHLT's Plan was implemented on January 22, 2001, all outstanding options were cancelled. The Stock Option Plan for five management consultants as adopted by NHLT's Board of Directors on July 2, 2001, was not submitted to a shareholder vote within one year if its adoption as required by statute. The 2001 plan has been revoked, however, NHLT intends to submit a replacement plan for shareholder approval. There are no options outstanding as of December 31, 2002.

NOTE 5: STOCK WARRANTS

When NHLT's Plan was implemented on January 22, 2001, all outstanding warrants were cancelled. As a part of the Plan, NHLT authorized two new series of warrants.

Class A warrants were issued to each holder of Series A and Series B Preferred Stock in the ratio of one warrant for each share. As of December 31, 2002, there are 4,000,000 Class A warrants authorized; 3,305,572 Class A warrants issued and outstanding, that allow the holder to purchase, for the exercise price of $1.00, expiring two years from January 21, 2001, one share of Common Stock plus one Class B warrant. There are 4,000,000 Class B warrants authorized; entitling the holder to purchase, for an exercise price of $1.50, expiring three years from January 22, 2001, one share of Common Stock. Presently, no Class B warrants are outstanding.

At the time of original issuance, the Class A warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero.

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

NOTE 6: RELATED PARTY TRANSACTIONS

As of December 31, 2002, NHLT owed $39,433 for legal expenses to an affiliate in which an Officer of the Company is an owner.

On May 1, 2001, NHLT approved a consulting agreement and retained First Advisors, Inc. ("First Advisors") of Austin, Texas, to provide business consultation services. Under terms of the agreement, First Advisors provides ongoing operational support for NHLT in regard to implementation of its business plan, management of the day-to-day operations of NHLT and the company's strategic and professional relationships and new business development. First Advisors provides office space to the Company under the management agreement. First Advisors is a company controlled by Gary J. Davis, the Chief Executive Officer of the Company and an affiliate of the Company. The consulting agreement was approved by a majority of the disinterested Directors of the Company. The consulting agreement is for an initial term of one year, however, upon thirty days notice it may be cancelled by either the Company or First Advisors. Under terms of the consulting agreement First Advisors is to receive payment for services in the form of common stock registered under Form S-8 at a rate of 1,250,000 shares per month.

On November 1, 2001, the consulting agreement with First Advisors was amended to end compensation in the form of common stock. Effective November 1, 2002, the consulting agreement was amended so that First Advisors would receive a monthly payment equal to the greater of $60,000 or 20% of the Gross Profit of NHLT. First Advisors was owed $468,845 for accrued management consulting as of December 31, 2002.

note 7: DISCONTINUED OPERATIONS

Due to unsuccessful marketing efforts and product phase-out for Health VIP and MedSmart, the Board of Directors voted to cease operations and dispose of both companies on October 7, 2002. A resolution of dissolution has been filed and related liabilities are being written off for each company. For comparative purposes, the Company's financial statements have been presented to reflect Health VIP and MedSmart as discontinued operations in the consolidated statement of operations for all periods presented, except for the inception to date numbers.

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

note 7: DISCONTINUED OPERATIONS (Continued)

Health VIP had no gain or loss on disposal of operations. There is an extraordinary gain on the disposal of MedSmart for $165,122, due to the forgiveness of $129,869 in Accounts Payable and Accrued Expenses and a $36,000 Note Payable to Affiliate, net of the related loss from operations of $454 and $293 for MedSmart and Health VIP, respectively. For presentation purposes, the Company's financial statements have been presented to reflect Medsmart and HealthVIP as a discontinued operation in the consolidated statement of operations for all periods presented.

NOTE 8: FAIR VALUES OF FINANCIAL INSTRUMENTS

The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments are as follows:

	December 31, 2002
	Carrying Amount	Fair Values
Cash	$ 2,888	$ 2,888
Accounts receivable	$52,377	$52,377
Notes payable	$67,581	$67,581
December 31, 2001
	Carrying Amount	Fair Values
Cash	$ 4,938	$ 4,938
Accounts receivable	$ 110	$ 110
Notes payable	$56,000	$56,000

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash

The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

NATIONAL HEALTH & SAFETY CORPORATION

(A Development Stage Company)

Notes to CONSOLIDATED Financial Statements (CONTINUED)

December 31, 2002 and 2001

NOTE 8: FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

RECEIVABLES

The carrying amounts reported on the balance sheet for receivables are reported at net realizable value.

NOTES PAYABLE

The fair values of notes payable are estimated using discounted cash flow analyses based on the Company's incremental borrowing rate as the discount rate.

note 9: subsequent events

On January 31, 2003, Alternative Delivery Solutions, Inc. (ADS) acquired control of NHLT. For accounting purposes this combination was treated as a "reverse acquisition" in accordance with APB 16, with ADS treated for accounting purposes as the acquiring company. ADS acquired all of the shares of stock of NHLT in exchange for 75% of the 20,000,000 ADS common shares that were issued and outstanding after the acquisition. The acquisition closed January 31, 2003, based on a January 30, 2003 shareholder meeting in which the shareholders of NHLT approved a comprehensive plan for refinancing and restructuring of NHLT, including a reverse stock split, as described in the January released proxy statement.

On January 30, 2003, the shareholders voted to amend the Articles of Incorporation to effect a reverse stock split in which each Common and Preferred Shareholder would receive one share for each one hundred shares owned immediately prior to the adoption of the amendment, and to reduce the number of shares of authorized capital stock from 500,000,000 common shares to 100,000,000 common shares and from 50,000,000 preferred shares to 10,000,000 shares. On the same date, the shareholders changed the name of the corporation to ADS Media Group, Inc. and elected five directors to serve the ensuing year. The shareholders also approved the 2002. Employees and Consultants Stock Option Plan, granting 25,000,000 options with an exercise price of $.001, which expires on October 6, 2007.

In January of 2003 the creditors of National Health & Safety Corporation agreed to either convert their debt from NHLT into equity or have their debts paid off in cash. This was done in order to comply with the Stock Exchange Agreement with Alternative Delivery Solutions, Inc.