Form 10QSB
period 2003-03-31
ADS MEDIA GROUP INC
filed 2003-05-21
CIK 901899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-24778

ADS MEDIA GROUP, INC.

f/k/a National Health & Safety Corporation

(Name of small business issuer in its charter)

Utah	87-0505222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3811 Bee Cave Road, Suite 210,

Austin, Texas 78746

(Address of principal executive offices)

Issuer's telephone no.: (512) 328-0433

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

At March 31, 2003, a total of 20,332,940 shares of registrant's $0.001 par value Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes[ ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2003	2002
ASSETS	(Unaudited)	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 26,038	$ 41,370
Accounts receivable, net of allowances of $27,447 and $14,067, respectively	64,732	62,209
Other current assets	14,261	8,432
	___________	___________
Total current assets	105,031	112,011
	___________	___________
PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572	16,572
Computer equipment	60,514	60,514

Less accumulated depreciation and amortization	(21,548)	(15,861)
	___________	___________
Total property and equipment, net	55,538	61,225

GOODWILL	700,000	-

OTHER ASSETS	24,722	22,396
	___________	___________
TOTAL ASSETS	$ 885,291	$ 195,632
	==========	==========

See accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS' DEFICIT

	March 31,	December 31,
	2003	2002
	(unaudited)	(unaudited)

CURRENT LIABILITIES:
Notes payable to shareholders - net of unamortized debt discount of $9,669 and $15,671, respectively	$ 60,331	$ 59,329
Related party notes payable	43,824	42,548
Leases payable	8,129	8,591
Accounts payable	216,906	199,674
Accrued payroll	52,557	40,599
Other accrued expenses	79,330	60,708
Other current liabilities	253	986
	___________	___________
Total current liabilities	461,330	412,435
	___________	___________
Total liabilities	461,330	412,435
	___________	___________
COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' DEFICIT:
Preferred stock; $0.001 par value; 10 million shares authorized, 16,625 shares issued and outstanding	17	17
Common stock; $0.001 par value, 100 million shares authorized, 20,332,940 and 19,916,874 shares issued and outstanding, respectively	20,333	19,917
Subscription receivable	(405,000)	-
Additional paid-in capital	1,441,963	664,982
Accumulated deficit	(633,352)	(901,719)
	___________	___________
Total shareholders' equity (deficit)	423,961	(216,803)
	___________	___________
Total liabilities and shareholders' equity (deficit)	$ 885,291	$ 195,632
	==========	==========

See accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)

NET SALES	$ 115,741	$ 245,625
COST OF GOODS SOLD	94,322	170,598
	___________	___________
Gross profit	21,419	75,027
	___________	___________
SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	451,859	176,345
	___________	___________
Net loss from operations	(430,440)	(101,318)
	___________	___________
OTHER INCOME (EXPENSE)	(1,193)	(130)
PROVISION FOR FEDERAL INCOME TAXES	-	-
	___________	___________
Net loss	$ (431,633)	$ (101,448)
	==========	==========
NET LOSS PER SHARE, basic and diluted	$ 0.02	$ 0.01
	==========	==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING Basic and diluted	20,004,623	20,000,000
	==========	==========

The accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,	Three Months Ended March 31,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (431,633)	$ (101,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,687	133
Changes in:
Accounts receivable	(2,523)	(15,600)
Other assets	(8,155)	(1,344)
Accounts payable and accrued expenses	47,812	82,430
Other liabilities	(733)	(9,450)
	___________	___________
NET CASH USED IN OPERATING ACTIVITIES	(389,545)	(45,279)
	___________	___________
CASH FLOWS USED IN INVESTING ACTIVITIES:
Issuance of note receivable from shareholders	(405,000)	(60,080)
Issuance of stock for services	416
Collections on notes receivable from shareholders	150,000	-
	___________	___________
NET CASH USED IN INVESTING ACTIVITIES	(254,584)	(60,080)
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	626,981	-
Proceeds from notes payable to shareholders	3,554	111,000
Payments on notes payable to shareholders	(1,276)	-
Advances from shareholders	-	-
Payments on capital lease obligations	(462)	-
	___________	___________
NET CASH PROVIDED BY FINANCING ACTIVITIES	628,797	111,000
	___________	___________
Net increase (decrease) in cash and cash equivalents	(15,332)	5,641
Cash and cash equivalents, beginning of period	41,370	27,097
	___________	___________
Cash and cash equivalents, end of period	$ 26,038	$ 32,738
	==========	==========
SUPPLEMENTAL DISCLOSURES
Cash payments:
Cash paid for interest	$ 7,278	$ -
Cash paid for income taxes	$ -	$ -

Supplemental schedule of noncash transactions
Warrants and common stock issued in connection with convertible debenture recorded as debt discount	$ -	$ -

Equipment purchased under capital lease	$ -	$ -

Goodwill acquired in acquisition of ADS	700,000

Issuance of common stock in exchange for services	$ 416	$ -

See accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

ADS Media Group, Inc. (the "Company" or "ADS Media"), through its wholly owned subsidiary, Alternative Delivery Solutions, Inc. ("ADS"), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e. door to door) delivery. Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and Co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, ADS provides its clients access to full service direct marketing, printing, list procurement, database management, fulfillment and telemarketing. ADS' management is combining their expertise and relationships in direct marketing with sophisticated demographic, tracking, and verification technology to deliver high quality direct marketing services, capable of producing gross margins of up to 50%. The Company is based in San Antonio, TX and serves customers throughout the United States.

ADS Media Group, formerly known as National Health and Safety Corporation ("NHLT") is a Utah corporation and was incorporated on March 23, 1989. Prior to December 31, 2002, NHLT provided medical cost containment services to both institutional and consumer markets.

ADS was incorporated in Texas on October 22, 2001 under the name Distributel Media Distribution. On January 31, 2003, ADS was acquired by NHLT in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT's common stock. For accounting purposes this combination was treated as a "reverse acquisition" in accordance with APB 16, with ADS treated for accounting purposes as the acquiring company. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable on exercise of an outstanding warrant. The acquisition closed January 31, 2003 subsequent to NHLT's January 30, 2003 shareholder meeting in which the shareholders of NHLT approved a comprehensive plan for refinancing and restructuring of NHLT, including a reverse stock split, discontinuance of NHLT's other business lines and name change to ADS Media Group, Inc. as described below and in the Company's 10-KSB for the year ended December 31, 2002, filed April 15, 2003.

On January 30, 2003, NHLT's shareholders voted to amend the Articles of Incorporation to effect a reverse stock split in which each Common and Preferred Shareholder received one share for each one hundred (100) shares owned immediately prior to the adoption of the amendment, and to reduce the number of shares of authorized capital stock from 500,000,000 common shares to 100,000,000 common shares and from 50,000,000 preferred shares to 10,000,000 shares. On the same date, the shareholders changed the name of the corporation to ADS Media Group, Inc. and elected five directors to serve for the ensuing year. The shareholders also approved the 2002 Employees and Consultants Stock Option Plan, granting 250,000 options (25,000,000 pre-reverse split options) with an exercise price of $.001, which expire on October 6, 2007.

In January of 2003, prior to the stock exchange, the creditors of National Health & Safety Corporation agreed to either convert their debt from NHLT into equity or have their debts paid off in cash. This was done in order to comply with the Stock Exchange Agreement with ADS.

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002, are unaudited (except for the December 31, 2002 balance sheet, which was derived partially from the Company's audited consolidated financial statements). The consolidated financial statements included

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(a) Description of Business and Basis of Presentation (continued)

herein for 2002 include the financial statements of ADS, as well as the financial statements of ADS Media Group. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, ADS. All intercompany balances and transactions have been eliminated in consolidation.

(c) Going Concern Uncertainty

As of March 31, 2003, the Company had an accumulated deficit of $633,352 primarily due to net losses from operations. The Company relies on advances from shareholders and capital raised to provide the necessary funding for operations and to maintain its working capital at sufficient levels to achieve profitability.

Management plans to fund its expansion plans by continuing its efforts to raise additional capital primarily from private sources. It is not possible to predict the success of management's efforts to achieve profitability. As of the date of this Report, the Company does not have any financing arrangements, nor any commitments to obtain such an arrangement with any bank or other third party. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders. If management is unable to achieve its goals, including raising additional capital, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

(e) Accounts Receivable

The Company extends unsecured credit in the normal course of business to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which may ultimately become uncollectible. In the event of non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheets.

(f) Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for computer equipment and five years for furniture and fixtures. Repairs and maintenance costs are expensed as incurred and improvements are capitalized.

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g) Goodwill

Goodwill represents that excess purchase price over fair value of assets acquired in the stock exchange, in the amount of $700,000. Goodwill is being accounted for according to SFAS 142 "Goodwill and Other Intangible Assets." This pronouncement decrees that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002. Based on its analysis, the company does not believe that goodwill is impaired at March 31, 2003.

(h) Revenue Recognition

Revenues are recognized as services are provided.

(i) Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(j) Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair market value of the stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issued No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

(k) Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. As of March 31, 2003 and December 31, 2002, the Company did not have any potentially dilutive securities.

(l) Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The recorded balance of notes payable is estimated to be the fair value since the rates specified in the notes approximate rates the Company could currently obtain on debt with similar terms.

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m) Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant adjustments for a fair presentation have been included.

NOTE 3. NOTES PAYABLE TO SHAREHOLDERS

Notes payable to shareholders consist of the following at March 31, 2003 and December 31, 2002:
	2003	2002

Uncollateralized note payable bearing interest at 6%, principal and interest payable in full upon maturity, note matured on September 23, 2002 and is currently due on demand	$ 43,824	$ 42,548

Uncollateralized note payable with no stated interest rate, payable in two equal installments, matures on June 30, 2003, net of unamortized debt discount of $2,669 and $5,871, respectively)	17,331	19,129

Uncollateralized note payable with no stated interest rate, payable in full upon maturity, matures on August 16, 2003, (net of unamortized debt discount of $7,000 and $9,800, respectively)	43,000	40,200
	104,155	101,877

Since its inception the Company has issued notes payable to its shareholders primarily for working capital purposes. Additionally, in connection with obtaining debt, the Company issued warrants to purchase 154,212 shares of common stock for $1.00. The estimated fair value of the warrants has been recorded as a debt discount and is being amortized over the term of the debt. Additionally, in connection with obtaining debt, the Company issued 154,412 shares of common stock. This stock was valued on the date of the original stock issuance and recorded as a debt discount and is being amortized over the term of the debt.

NOTE 3. STOCK WARRANTS

During the three months ended March 31, 2003, the Company issued warrants to purchase 661,730 shares of common stock at an exercise price of $0.16 per share for consulting services. This warrant expires in five years. At March 31, 2003 and December 31, 2002, 841,742 and 180,012 warrants, respectively, were outstanding. Based on the market value of ADS Media's common stock during the period and the lack of the stock's liquidity, the company has determined that the value of the warrants as of March 31, 2003 and December 31, 2002 is zero and, therefore has not recorded any related compensation expense.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company may become involved from time to time in litigation on various matters which are routine to the conduct of its business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material effect on its business.

NOTE 5. STOCK BASED COMPENSATION

In January 2003, the shareholders approved the 2002 Employees and Consultants Stock Option Plan, granting 250,000 options (25 million pre-reverse stock split options) with an exercise price of $0.001, which expire on October 6, 2007.

During the three months ended March 31, 2003 the Company issued 325,157 shares of restricted common stock to outside consultants in exchange for professional services and reduction of accounts payable, at prices ranging from $0.14 to $0.16 per share. Additionally, the Company issued 90,909 shares of restricted common stock to a director in exchange for professional services at $0.11 per share.

NOTE 6. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003 and 2002, the Company purchased approximately $16,300 and $22,500, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest.

In January 2003, prior to the stock exchange, ADS issued 62,500 shares of ADS common stock to a limited partnership controlled by two of the Company's directors, in exchange for $1,200,000 in cash and notes receivable. These shares were exchanged for NHLT common stock in the stock exchange and are included in the 15,000,000 share issuance discussed previously. The note receivable bears interest at 7% per annum, matures on August 16, 2003, and has a balance of $405,000 at March 31, 2003.

During the three months ended March 31, 2003, the Company issued 90,909 shares of restricted common stock to a director in exchange for professional services at $0.11 per share.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to March 31, 2003 through the date of this report, the Company has raised approximately $25,000 via reduction in the note receivable from the limited partnership controlled by two of the Company's directors.

Subsequent to March 31, 2003 through the date of this report, the Company has issued 127,778 shares of restricted common stock to outside consultants in exchange for professional services at $0.18 per share and 55,556 shares of restricted common stock to a director for professional services at a price of $0.18 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 and Report on Form 8-K dated January 31, 2003. The consolidated financial statements and related footnotes included herein include the financial statements of Alternative Delivery Solutions, Inc.

ADS Media Group, Inc. (the "Company" or "ADS Media"), through its wholly owned subsidiary, Alternative Delivery Solutions, Inc. ("ADS"), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e. door to door) delivery. Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and Co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, ADS provides its clients access to full service direct marketing, printing, list procurement, database management, fulfillment and telemarketing. ADS' management is combining their expertise and relationships in direct marketing with sophisticated demographic, tracking, and verification technology to deliver high quality direct marketing services, capable of producing gross margins of up to 50%. The Company is based in San Antonio, TX and serves customers throughout the United States.

ADS Media Group, formerly known as National Health and Safety Corporation ("NHLT") is a Utah corporation incorporated on March 23, 1989. Prior to December 31, 2002, NHLT provided medical cost containment services to both institutional and consumer markets.

ADS was incorporated in Texas on October 22, 2001 under the name Distributel Media Distribution. On January 31, 2003, ADS was acquired by NHLT in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT's common stock. For accounting purposes this combination was treated as a "reverse acquisition" in accordance with APB 16, with ADS treated for accounting purposes as the acquiring company. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable on exercise of an outstanding warrant. The acquisition closed January 31, 2003 subsequent to NHLT's January 30, 2003 shareholder meeting in which the shareholders of NHLT approved a comprehensive plan for refinancing and restructuring of NHLT, including a reverse stock split, discontinuance of NHLT's other business lines and name change to ADS Media Group, Inc. as described below and in the Company's 10-KSB for the year ended December 31, 2002, filed April 15, 2003.

On January 30, 2003, NHLT's shareholders voted to amend the Articles of Incorporation to effect a reverse stock split in which each Common and Preferred Shareholder received one share for each one hundred (100) shares owned immediately prior to the adoption of the amendment, and to reduce the number of shares of authorized capital stock from 500,000,000 common shares to 100,000,000 common shares and from 50,000,000 preferred shares to 10,000,000 shares. On the same date, the shareholders changed the name of the corporation to ADS Media Group, Inc. and elected five directors to serve the ensuing year. The shareholders also approved the 2002 Employees and Consultants Stock Option Plan, granting 250,000 options (25,000,000 pre-reverse split options) with an exercise price of $.001, which expire on October 6, 2007.

In January of 2003, prior to the consummation of the acquisition, the creditors of National Health & Safety Corporation agreed to either convert their debt from NHLT into equity or have their debts paid off in cash. This was done in order to comply with the Stock Exchange Agreement with ADS.

Our plan of operation for the upcoming 12 months calls for the following:

- immediately raising additional debt or equity financing, or a working capital or obtaining other traditional loan facility from a bank or other lending source as needed to fund current and future operations and expansion plans, and to provide necessary additional working capital;

- eliminating the Company's cash burn and positioning the Company to operate profitably;

- implementing our existing agreements with major domestic and international partners and advertisers;

- actively negotiating with domestic and international advertisers and strategic partners to continue growing out La Canasta program and other initiatives;

- establishing additional sources of supply;

- locating additional opportunities (assuming the availability of working capital, management and other resources);

- further developing a suitable managerial, operational and financial infrastructure to support future growth; and

- recruiting sales personnel to further expand our global reach.

Results of Operations for the Three Months Ended March 31, 2003 and 2002
	Three Months Ended March 31,	Three Months Ended March 31,
	2003	2002

NET SALES	$ 115,741	$ 245,625
COST OF REVENUES	94,322	170,598
	___________	___________
Gross profit	21,419	75,027
	___________	___________
SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	451,859	176,345
	___________	___________
Net loss from operations	(430,440)	(101,318)
	___________	___________
OTHER INCOME (EXPENSE)	(1,193)	(130)
PROVISION FOR FEDERAL INCOME TAXES	-	-
	___________	___________
Net loss	$ (431,633)	$ (101,448)
	==========	==========
NET LOSS PER SHARE, basic and diluted	$ 0.02	$ 0.01
	==========	==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING Basic and diluted	20,004,623	20,000,000
	==========	==========

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenue: Revenue for the three months ended March 31, 2003, was $115,741 as compared to $245,625 for the same period in 2002. During the first quarter of 2002, we sold and delivered product for a customer's major, one-time initiative. The additional decrease is due to our switch to a focus on national and international advertisers, building the necessary delivery infrastructure and the longer than anticipated sales cycle for these customers.

We have now signed several national and international advertisers and built the infrastructure necessary to implement these types of programs. Based upon Company projections, we anticipate revenues to increase for the remainder of 2003.

Cost of Goods Sold: Cost of goods sold for the three months ended March 31, 2003, was $94,322 as compared to $170,598 in the same period in 2002. The decrease is due to the lower sales activity and the resultant effects on margins.

Gross Profit: Gross profit as a percentage of revenue was 18.5% for the three months ended March 31, 2003, as compared to 30.5% for the same period in 2002. The decrease is because in late 2002 and early 2003, the Company was establishing a customer base at the cost of a reduced margin.

Operating Expenses: Selling, general and administrative expenses were $451,859 for the three months ended March 31, 2003, as compared to $176,345 for the same period in 2002. The increase in costs was due to the build up of staffing for future growth, the costs associated with the acquisition of National Health and Safety Corporation, the costs associated being a publicly held company and the opening of new offices needed for growth. These costs are expected to decrease for the remainder of the year with the current infrastructure of the Company; they are not expected to increase in proportion to the increase in revenue.

Loss from operations: We incurred a loss from operations of $431,663 for three months ended March 31, 2003, as compared to a loss from operations of $101,448 for the same period in 2002. The increase in the loss from operations was primarily due to the decrease in revenue, an increase in operating expenses, and a decrease in gross profit.

Liquidity and Capital Resources

We maintained cash of $26,038 and $41,370 as of March 31 2003 and December 31, 2002, respectively.

Working capital (measured by current assets less current liabilities) at March 31, 2003 was a deficit of $356,299, and at December 31, 2002, was a deficit of $300,424. This decrease in working capital was primarily due to an increase in trade accounts payable and accrued expenses.

For the three months ended March 31, 2003, cash used in operating activities totaled $389,545. The use of funds was primarily due to the Company's net operating loss, partially offset by an increase in trade accounts payable and accrued expenses. For the three months ended March 31, 2002, cash used in operations amounted to $45,279, which was primarily due to the net loss of the Company, and an increase in trade accounts receivable, partially offset by an increase trade accounts receivable, partially offset by an increase in trade accounts payable and accrued expenses.

For the three months ended March 31, 2003, cash used in investing activities amounted to $254,584 due mainly to the issuance of a note receivable from shareholders, partially offset by collections on the note receivable from shareholders. For the three months ended March 31, 2002, cash used in investing activities amounted to $60,080 due to the purchase of equipment and other assets.

For the three months ended March 31, 2003, cash provided by financing activities amounted to $628,797 due mainly to the receipt of proceeds from the issuance of common stock. For the three months ended March 31, 2002, cash used in financing activities amounted to $111,000 due to the receipt of proceeds from a note payable to shareholder.

Management plans to fund its expansion plans by continuing its efforts to raise additional capital primarily from private sources. It is not possible to predict the success of management's efforts to achieve profitability. As of the date of this Report, the Company is in negotiations with lenders to finance costs of new projects and for a working capital line of credit but does not currently have any financing arrangements, nor any commitments to obtain such an arrangement with any bank or other third party. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders. If management is unable to achieve its goals, including raising additional capital, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, management concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in periodic SEC filings. There have been no significant changes in internal controls or in other factors, which could significantly affect internal controls subsequent to the date management carried out their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the three month period ended March 31, 2003, we issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"):

In January 2003, the Company issued 15,000,000 shares of common stock (including 661,731 shares issuable on exercise of an outstanding warrant) to the eleven shareholders and warrant holder of ADS in the stock exchange described in Item 1 of this Report. These shares were issued in reliance on the registration exemption contained in Section 4(2) of the Securities Act.

In January 2003, prior to the stock exchange, ADS issued 5,250,000 shares of ADS common stock to a limited partnership, in exchange for $1,200,000 in cash and notes receivable. These shares were exchanged for NHLT common stock in the stock exchange and are included in the 15,000,000 share issuance discussed previously. They were issued in reliance on the registration exemption contained in Section 4(2) of the Securities Act.

In February 2003, the Company issued 93,750 shares of restricted common stock for services, at $0.16 per share.

In March 2003, the Company issued 90,909 shares of restricted common stock to a director for services, at $0.11 per share.

In March 2003, the Company issued 231,407 shares of restricted common stock for services and reduction of accounts payable, at $0.14 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

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

- Approve the 2002 Employees and Consultants Stock Option Plan;

- Approve the engagement of Sprouse & Anderson, L.L.P. as its independent accountants; and

- Other business (ratified all actions taken by directors and officers since the last shareholders meeting).

The shareholder votes were as follows:

Matter # 1 - Amendment of Articles of Incorporation effecting reverse stock split
For	Against	Abstain
208,511,223	269,345	45,100
Matter # 2 - Change name of corporation to ADS Media Group, Inc.
For	Against	Abstain
208,692,973	125,095	7,600
Matter # 3 - Election of Directors for 2003.
	For	Against	Abstain
Gary Davis	194,666,718	14,158,950	0

Jimmy E. Nix II *	208,441,718	383,950	0

Bryan Forman	194,881,718	13,943,950	0

Clark "Dub" Doyal	208,654,718	170,950	0

James Schell	208,656,718	168,950	0

* On February 4, 2003, Jimmy e. Nix II resigned as director of ADSM. The vacated spot on the board of directors has not been filled as of April 30, 2003.

Matter # 4 - Approve 2002 Employees and Consultants Stock Option Plan
For	Against	Abstain
208,299,911	501,137	24,620

Matter # 5 - Approve Sprouse & Anderson, L.L.P., as the Company's independent accountants
For	Against	Abstain
203,716,198	97,270	5,012,200
Matter # 6 - Other business (ratify actions of directors and officers)
For	Against	Abstain
208,299,911	501,137	24,620

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
Exhibit 99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Accounting Consultant acting as Chief Accounting Officer

(b) Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K dated January 30, 2003, advising that it had effectuated a change of control, acquired Alternative Delivery Solutions, Inc. ("ADS"), approved a 1 for 100 reverse stock split, approved changing the company's name to ADS Media Group, Inc., elected new directors including two members of the management of ADS, approved a new, 2002 Stock Option and Incentive Plan, approved the appointment of Sprouse & Anderson, L.L.P., as the Company's independent auditors, ratified the actions of the officers and directors since the last shareholders' meeting, announced the resignation of an officer and director, filed financial statements and related exhibits and filed the financial statements of ADS for the period from inception to September 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADS MEDIA GROUP, INC.
Date: May 20, 2003	By: /s/ Clark R. Doyal Clark R. Doyal Chief Executive Officer

I, Clark R. Doyal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ADS Media Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Clark R. Doyal

Clark R. Doyal

Chief Executive Officer

I, Kurt R. Wilkin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ADS Media Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Kurt R. Wilkin

Kurt R. Wilkin

Accounting Consultant, acting as Chief Accounting Officer

Index to Exhibits

EXHIBIT NO.	DOCUMENT
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Accounting Consultant acting as Chief Accounting Officer