Form 10QSB
period 2003-06-30
ADS MEDIA GROUP INC
filed 2003-09-03
CIK 901899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003	Commission File No. 0-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Name of small business issuer in its charter)

Utah	87-0505222
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

3811 Bee Cave Road, Suite 210,
Austin, Texas 78746
(Address of principal executive offices)
Issuer’s telephone no.: (512) 328-0433

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes            [X] No

At June 30, 2003, a total of 20,598,145 shares of registrant’s $0.001 par value Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]           No [X]

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

ADS Media Group, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS

June 30, 2003 (Unaudited)

CURRENT ASSETS
Cash and cash equivalents	51,873
Accounts receivable, net of allowance of $37,447	491,120
Other current assets	16,182
Total current assets	599,175

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572
Computer equipment	60,514

Less accumulated depreciation and amortization	(27,235)
Total property and equipment, net	49,851

GOODWILL	700,000

OTHER ASSETS	22,800
TOTAL ASSETS	1,331,826

See accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

June 30, 2003 (Unaudited)

CURRENT LIABILITIES:
Notes payable to shareholders - net
of unamortized debt discount of $6,870	135,597
Related party notes payable	40,000
Leases payable	7,973
Accounts payable	442,286
Accrued payroll	29,455
Other accrued expenses	323,684
Other current liabilities	529

Total current liabilities	979,524

Total liabilities	979,524

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' DEFICIT:
Preferred stock; $0.001 par value; 10 million shares authorized, 13,763 shares issued and
outstanding	14
Common stock; $0.001 par value, 100 million shares authorized, 21,502,038
shares issued and outstanding	21,502
Subscription receivable	(530,000)
Additional paid-in capital	1,617,749
Accumulated deficit	(810,963)

Total shareholders' equity (deficit)	352,302

Total liabilities and shareholders' equity (deficit)	1,331,826

        See accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	769,282	283,510	885,023	529,135
COST OF GOODS SOLD	426,234	193,281	520,557	363,879

Gross profit	343,048	90,229	364,467	165,256

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	499,488	169,895	952,938	346,107

Net loss from operations	(156,440)	(79,666)	(588,472)	(180,851)

OTHER INCOME (EXPENSE)	(26,087)	(6,554)	(25,689)	(6,817)

Net loss	(182,527)	(86,220)	(614,161)	(187,668)

NET LOSS PER SHARE, basic and diluted	(0.01)	(0.01)	(0.03)	(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING Basic and diluted	21,185,733	8,076,904	17,960,024	8,076,904

        See accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002

	unaudited)	(unaudited)
Cash flows from operating activities:
Net Loss	(614,161)	(187,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,374	6,512
Issuance of stock for services	117,316
Changes in:
Accounts receivable	(435,76)	(87,301)
Other assets		(57,971)
Accrued liabilities	40,000
Accounts payable and accrued expenses	497,686	126,367

Net cash used in operating activities	(383,550)	(200,061)

Cash flows used in investing activities:
Issuance of note receivable from shareholders	(530,000)

Net cash used in investing activities	(530,000)	0

Cash flows from financing activities:
Proceeds from the sale of common stock	865,000
Proceeds from notes payable to shareholders	59,670	221,197
Payments on notes payable to shareholders
Payments on capital lease obligations	(617)

Net cash provided by financing activities	934,053	221,197

Net increase (decrease) in cash and cash equivalents	10,502	21,136

Cash and cash equivalents, beginning of period	41,370	26,948

Cash and cash equivalents, end of period	51,873	48,084

Supplemental disclosures
Cash payments:
Cash paid for interest	7,942	--

Supplemental schedule of non-cash transactions
Goodwill acquired in acquisition of ADS	700,000	--

Issuance of common stock in exchange for services	94,316	--

        See accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

ADS Media Group, Inc. (the “Company” or “ADS Media”), through its wholly owned subsidiary, Alternative Delivery Solutions, Inc. (“ADS”), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e. door to door) delivery.  Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and Co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, ADS provides its clients access to full service direct marketing, printing, list procurement, database management, fulfillment and telemarketing.  ADS’ management is combining their expertise and relationships in direct marketing with sophisticated demographic, tracking, and verification technology to deliver high quality direct marketing services, capable of producing gross margins of up to 50%.  The Company is based in San Antonio, TX and serves customers throughout the United States.

ADS Media Group, formerly known as National Health and Safety Corporation (“NHLT”) is a Utah corporation and was incorporated on March 23, 1989.

ADS was incorporated in Texas on October 22, 2001 under the name Distributel Media Distribution. On January 31, 2003, ADS was acquired by NHLT in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT’s common stock. For accounting purposes this combination was treated as a “reverse acquisition” in accordance with APB 16, with ADS treated for accounting purposes as the acquiring company. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable on exercise of an outstanding warrant. The acquisition closed January 31, 2003 subsequent to NHLT’s January 30, 2003 shareholder meeting in which the shareholders of NHLT approved a comprehensive plan for refinancing and restructuring of NHLT, including a reverse stock split, discontinuance of NHLT’s other business lines and name change to ADS Media Group, Inc. as described below and in the Company’s 10-KSB for the year ended December 31, 2002, filed April 15, 2003.

On January 30, 2003, NHLT’s shareholders voted to amend the Articles of Incorporation to effect a reverse stock split in which each Common and Preferred Shareholder received one share for each one hundred (100) shares owned immediately prior to the adoption of the amendment, and to reduce the number of shares of authorized capital stock from 500,000,000 common shares to 100,000,000 common shares and from 50,000,000 preferred shares to 10,000,000 shares. On the same date, the shareholders changed the name of the corporation to ADS Media Group, Inc. and elected five directors to serve for the ensuing year. The shareholders also approved the 2002 Employees and Consultants Stock Option Plan, granting 250,000 options (25,000,000 pre-reverse split options) with an exercise price of $.001, which expire on October 6, 2007.

In January of 2003, prior to the stock exchange, the creditors of National Health & Safety Corporation agreed to either convert their debt from NHLT into equity or have their debts paid off in cash. This was done in order to comply with the Stock Exchange Agreement with ADS.

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002, are unaudited. The consolidated financial statements included

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(a)     Description of Business and Basis of Presentation (continued)

herein for 2002 include the financial statements of ADS, as well as the financial statements of ADS Media Group. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, ADS. All intercompany balances and transactions have been eliminated in consolidation.

(c) Going Concern Uncertainty

As of June 30, 2003, the Company had an accumulated deficit of $810,963 primarily due to net losses from operations. The Company relies on advances from shareholders and capital raised to provide the necessary funding for operations and to maintain its working capital at sufficient levels to achieve profitability.

Management plans to fund its expansion plans by continuing its efforts to raise additional capital primarily from private sources. It is not possible to predict the success of management’s efforts to achieve profitability. As of the date of this Report, the Company does not have any financing arrangements, nor any commitments to obtain such an arrangement with any bank or other third party. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders. If management is unable to achieve its goals, including raising additional capital, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

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

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g) Goodwill

Goodwill represents that excess purchase price over fair value of assets acquired in the stock exchange, in the amount of $700,000. Goodwill is being accounted for according to SFAS 142 “Goodwill and Other Intangible Assets.” This pronouncement decrees that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002. Based on its analysis, the company does not believe that goodwill is impaired at June 30, 2003.

(h) Revenue Recognition

Revenues are recognized as services are provided.

(i) Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(j) Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair market value of the stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issued No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

(k) Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. As of June 30, 2003, the Company did not have any potentially dilutive securities.

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

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m) Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant adjustments for a fair presentation have been included.

NOTE 2. NOTES PAYABLE TO SHAREHOLDERS

Notes payable to shareholders consist of the following on June 30, 2003:

2003

Uncollateralized note payable bearing interest at 6%, principal and interest payable in full upon maturity, note matured on September 23, 2002 and is currently due on
demand	$ 45,152

Uncollateralized note payable with no stated interest rate, payable in two equal
installments, matured on August 16, 2003, net of unamortized debt discount of $2,669	42,774

Uncollateralized note payable with no stated interest rate, payable in full upon
maturity, matures on August 16, 2003, net of unamortized debt discount of $4,201)	47,671

$135,597

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

NOTE 3. STOCK WARRANTS

During the three months ended June 30, 2003, the Company issued warrants to purchase 410,914 shares of common stock at an exercise price of $0.12 to $0.13 per share, the warrants were issued for consulting services, for a short term loan. These warrants expire in five years. The company has recorded $46,869 in expenses related to the issuance of these warrants.On June 30, 2003, a total of 1,252,656 warrants were outstanding.

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

NOTE 5. STOCK BASED COMPENSATION

During the three months ended June 30, 2003 the Company issued 100,000 shares of restricted common stock to an outside consultant in exchange for professional services, at prices ranging from $0.12 to $0.16 per share. Additionally, the Company issued 200,558 shares of restricted common stock to a director in exchange for professional services at $0.11 to $0.13 per share.

On April 14th we agreed to issue 31,250 shares to a consultant at a negotiated price of $0.16 per share.

On June 1st we agreed to issue 25,000 shares to a director at a negotiated price of $0.12 per share.

NOTE 6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2003, the Company purchased approximately $33,156, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest.

Additionally, the Company issued 200,558 shares of restricted common stock to a director in exchange for professional services at $0.11 to $0.13 per share.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to June 30, 2003 through the date of this report, the Company has 76,923 shares of restricted common stock to a director for professional services at a price of $0.11 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to continue as a viable concern post implementation of the Plan, the ability of the Company to obtain financing in order to implement its business plan and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.

Overview and Plan of Operation

You should read the following discussion in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and Report on Form 8-K dated January 31, 2003. The consolidated financial statements and related footnotes included herein include the financial statements of Alternative Delivery Solutions, Inc.

ADS Media Group, Inc. (the “Company” or “ADS Media”), through its wholly owned subsidiary, Alternative Delivery Solutions, Inc. (“ADS”), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e. door to door) delivery.  Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and Co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, ADS provides its clients access to full service direct marketing, printing, list procurement, database management, fulfillment and telemarketing.  ADS’ management is combining their expertise and relationships in direct marketing with sophisticated demographic, tracking, and verification technology to deliver high quality direct marketing services, capable of producing gross margins of up to 50%.  The Company is based in San Antonio, TX and serves customers throughout the United States.

During the second quarter of 2003, ADS significantly increased its revenue growth, which was attributable to the realization of several new marketing agreements. These agreements were the culmination of many months of work, dating back to late 2001. ADS recognized the need to establish relationships with external sales channels. Two primary channel sectors provided the initial focus within ADS in establishing these partner relationships: advertising agencies and commercial printers. Both groups benefit from the media opportunity that ADS provides with direct-to-door delivery. Alternative delivery gives Agencies a new media outlet to place advertising into, and for commercial printers, a new media that generates additional print output. Both types of channel partners are able to satisfy their client's need for new and innovative means of getting advertising messages to consumers.

Supply chain management is a new service that is catching on in large companies that rely heavily on vendor relationships for media placement and printing services. This has created a third type of channel partner relationship opportunity for ADS. Aligning with companies that provide supply chain management services can open doors to clients needing the full range of direct marketing services ADS has to offer.

NewLine Management of New York, NY is one such channel partner source responsible for generating new marketing agreements during the Quarter for ADS. NewLine provides supply chain management services to a number of Retail and Consumer Packaged Goods companies, including Unilever, Federated Stores, and Carlson Group. NewLine contracted with ADS in May, establishing the company as a preferred vendor. ADS successfully completed a trial period with NewLine the month prior, and won bids on jobs totaling over $3 million. Some of that work began in June and is scheduled to continue well into the fall. The NewLine work utilizes all of ADS capabilities, which includes print sourcing, fulfillment, logistics, direct mail and direct-to-door delivery. The work involves close coordination with NewLine, their clients, and related advertising agencies, on a variety of different projects.

Brann Worldwide, an advertising agency based in Dallas, Texas, requested a test direct-to-door project for one of their clients. The test was conducted for Pizza Hut, specifically for stores in the Washington, D.C. and surrounding area. The results of the test program were not shared with ADS, however, Brann has expressed interest on the part of Pizza Hut for expanding the program either in the 3rd or 4th Quarter. Also, Brann has approached ADS regarding other clients they represent. Channel partners like Brann, and other advertising agencies, are a key component in ADS realizing its projections for revenue growth, now and in the future.

ADS has worked with two leading commercial printers in the U.S., developing a relationship that leverages both their sizable sales organizations, and deeply rooted customer relationships. Understanding that the customers these printers represent are also the same clients that ADS has identified as potential clients for direct-to-door delivery. Two such printers have actively engaged ADS to provide services for their customers, with work scheduled to begin during the 3rd Quarter and beyond. Vertis, Inc., one of the largest printers and media-placement companies in the U.S., figures prominently in the deployment of La Canasta™, a direct-to-door program developed by ADS, and scheduled for launch in October of this year. La Canasta™, translated "The Basket", is a cooperative advertising program that targets Hispanic households in 10 major markets in the U.S. The one segment of advertising spending that has increased over the past two years has been in Hispanic marketing. As expected, La Canasta™ has received significant interest from the ADS channel partners. There is no better print media that reaches this important, fastest growing segment of the U.S. population, than direct-to-door, and La Canasta™ will be an excellent vehicle targeting Hispanics. R.R. Donnelley and Sons, the second largest commercial printer in the U.S., has expressed similar interest with their retail clients participating in the La Canasta™ program, along with developing general market direct-to-door cooperatives to meet specific client needs.

Concerns in the marketing community regarding the U.S. Postal System, the sharp decline in newspaper readership, the recent legislative restrictions in the telemarketing industry, are all working in favor of ADS and alternative delivery. Marketers are looking for ways to new and innovative ways to improve their return on investment with their advertising dollar. The advantages of direct-to-door delivery as an advertising medium are providing them with a new outlet that produces tangible results. Higher response rates, coupled with overall lower cost, make alternative delivery a unique marketing solution, and helps companies touch their prospective customers where they live.

One such example of marketers taking advantage of alternative delivery is the Telecom sector. The telecommunications industry is proving to be a valuable target segment for ADS. During June, ADS was awarded projects from two powerhouses in the industry: SBC Communications, and Sprint PCS. Other companies in this sector have approached ADS for future campaigns. ADS offers telecommunications providers with a means for targeting customers in areas where specific services are available, supporting grand openings of new retail service centers, and for targeting individual customer selects that are likely to purchase specific products or services. Delivery assurance is critical with these clients. After delivery, ADS provides extensive delivery verification for these clients, instilling the level of confidence needed that their advertising materials are received on time, and on target.

ADS continued to draw from clients that are more local and regional in their marketing scope during the 2nd Quarter. ADS made deliveries for a Yellow Page directory publisher in Houston, Texas and reached an agreement to start delivery in July for a separate Yellow Page publisher in Central Texas. ADS performed direct-to-door delivery work for the City of San Antonio Brush Pick-Up notification program. Examples of other work performed locally and regionally include franchise alternative delivery programs for McDonald's, Whataburger, and Domino's.

In summary, the 2nd Quarter proved to be a turning point for ADS, having won business from newly formed relationships with key channel partners, and realizing significant work from important client segments such as Telecom. Going forward, ADS will continue to strengthen its channel partnerships with printers, advertising agencies, and supply chain management groups. ADS services are highly scalable, and can support the influx of new advertising clients these organizations are able to bring. In addition, ADS will continue to develop relationships directly with clients that are most able to take advantage of the benefits provided by direct-to-door delivery and the programs offered by the company within this domain, like La Canasta™.

Results of Operations for the Three and Six Months Ended June 30, 2003, as Compared to the Three and Six Months Ended June 30, 2002

Revenue: Total revenues for the three and six month periods ended June 30, 2003 were $769,282 and $885,023, respectively, compared to $283,510 and $529,135 for the corresponding 2002 periods. The increase is due to our recent success in implementing our marketing plan.

We have signed several national and international advertisers and built the infrastructure necessary to implement these types of programs. Based upon Company projections, we anticipate revenues to continue to increase for the remainder of 2003.

Cost of Goods Sold: Cost of goods sold for the three and six month periods ended June 30, 2003 were $426,234 and $520,557, respectively. The increase is due to higher sales activity.

Gross Profit: Gross profit as a percentage of revenue for the three and six month periods ended June 30, 2003 were 44.6% and 41.2%, respectively, compared to 31.8% and 31.2% for the corresponding 2002 periods. The increase is because in 2002, the Company was establishing a customer base at the cost of a reduced margin.

Operating Expenses: Selling, general and administrative expenses for the three and six month periods ended June 30, 2003 were $499,488 and $952,938, respectively, compared to $169,895 and $346,107 for the same period in 2002. The increase in costs was due to the build up of staffing for future growth, the costs associated with the acquisition of National Health and Safety Corporation, the costs associated being a publicly held company and the opening of new offices needed for growth. These costs are expected to decrease for the remainder of the year with the current infrastructure of the Company; they are not expected to increase in proportion to the increase in revenue.

Loss from operations: We incurred a loss from operations for the three and six month periods ended June 30, 2003 of $156,440 and $588,472, respectively, compared to $79,666 and $180,851 for the same period in 2002. The increase in the loss from operations was primarily due to merger related expenses, and the acquisition of infrastructure needed for our expanding operations.

Liquidity and Capital Resources

We maintained cash of $51,873 as of June 30, 2003.

Working capital (measured by current assets less current liabilities) on June 30, 2003 was a deficit of $420,349 compared to a deficit of $100,784 on June 30, 2002. This decrease in working capital was primarily due to an increase in trade accounts payable and accrued expenses.

For the six months ended June 30, 2003, cash used in operating activities totaled $383,550. The use of funds was primarily due to the Company’s net operating loss, partially offset by an increase in trade accounts payable and accrued expenses. For the six months ended June 30, 2002, cash used in operations amounted to $200,061, which was primarily due to the net loss of the Company.

For the six months ended June 30, 2003, cash used in investing activities amounted to $530,000 due mainly to the issuance of a note receivable from shareholders. For the six months ended June 30, 2002, no cash was used in investing activities.

For six months ended June 30, 2003, cash provided by financing activities amounted to $924,053 due mainly to the receipt of proceeds from the issuance of common stock and notes payable. For the six months ended June 30, 2002, 2002, cash provided by financing activities amounted to $221,797 due to the receipt of proceeds from a note payable to shareholder.

Item 3. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In the second quarter of 2003, we issued the following securities that were not registered under the Securities Act of 1933 (the “Securities Act”). All of these securities were issued in privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

On April 13, 2003, we issued 100,000 shares of common stock to a consultant in exchange for services. The closing price of our common stock on April 13, 2003, was $0.11 per share.

On April 4, 2003, we issued warrants to purchae up to 169,915 shares of common stock at an exercise price of $0.12 per share, for consulting services.

We issued a total of 200,538 shares or common stock to another consultant on three separate occasions, in exchange for services. The dates, amounts, and closing stock prices for these shares were as follows:

Date	Number of Shares	Closing Price per Share
April 3, 2003	90,909	$0.11
May 3, 2003	26,316	$0.11
June 3, 2003	83,333	$0.11

On April 14th we agreed to issue 31,250 shares to a consultant in exchange for services at a negotiated price of $0.16 per share.

On June 1st we agreed to issue 25,000 shares to a consultant in exchange for services at a negotiated price of $0.12 per share.

On June 3, 2003, we agreed to issue warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.21 per share to three investors in connection with a short term loan to the company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1 18U.S.C. § 1350 Certification
32.2 18 U.S.C. § 1350 Certification

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADS MEDIA GROUP, INC.
Date: September 3, 2003
By: /s/ Clark R. Doyal Clark R. Doyal Chief Executive Officer
Date: September 3, 2003
By: /s/ Jimmy E. Nix, II Jimmy E. Nix, II Chief Accounting Officer

Exhibit 31.1

I, Clark R. Doyal, Chief Executive Officer of ADS Media Group, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of ADS Media Group, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the small business issuer and have:

    a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)        designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c)        evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d)        disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

    a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:     September 3, 2003

By:          _________________

               Clark R. Doyal, Chief Executive Officer

Exhibit 31.2

I, Jimmy Nix, Chief Accounting Officer of ADS Media Group, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of ADS Media Group, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the small business issuer and have:

    a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)        designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c)        evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d)        disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

    a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:      September 3, 2003

By:          _________________

               Jimmy Nix, Chief Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Clark R. Doyal, chief executive officer of ADS Media Group, Inc., a Utah corporation (the “Company”), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)     the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:      September 3, 2003

By:          _________________

               Clark R. Doyal, Chief Executive Officer

Exhibit 32.2

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Jimmy Nix, chief accounting officer of ADS Media Group, Inc., a Utah corporation (the “Company”), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)     the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:      September 3, 2003

By:          _________________

               Jimmy Nix, Chief Accounting Officer