Form 10QSB/A
period 2003-06-30
ADS MEDIA GROUP INC
filed 2003-09-12
CIK 901899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

Amendment No. 1 to Form 10-QSB

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

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

ADS Media Group, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS

June 30, 2003 (Unaudited)

CURRENT ASSETS
Cash and cash equivalents	51,873
Accounts receivable, net of allowance of $37,447	491,120
Other current assets	16,182
Total current assets	559,175

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572
Computer equipment	60,514

Less accumulated depreciation and amortization	(27,235)
Total property and equipment, net	49,851

GOODWILL	700,000

OTHER ASSETS	22,800
TOTAL ASSETS	1,331,826

See accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

June 30, 2003 (Unaudited)

CURRENT LIABILITIES:
Notes payable to shareholders - net
of unamortized debt discount of $6,870	135,597
Related party notes payable	40,000
Leases payable	7,973
Accounts payable	442,286
Accrued payroll	29,455
Other accrued expenses	323,684
Other current liabilities	529

Total current liabilities	979,524

Total liabilities	979,524

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' DEFICIT:
Preferred stock; $0.001 par value; 10 million shares authorized, 13,763 shares issued and
outstanding	14
Common stock; $0.001 par value, 100 million shares authorized, 21,502,038
shares issued and outstanding	21,502
Subscription receivable	(530,000)
Additional paid-in capital	1,671,749
Accumulated deficit	(810,963)

Total shareholders' equity (deficit)	352,302

Total liabilities and shareholders' equity (deficit)	1,331,826

        See accompanying notes to consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	769,282	283,510	885,023	529,135
COST OF GOODS SOLD	426,234	193,281	520,557	363,879

Gross profit	343,048	90,229	364,467	165,256

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	499,488	169,895	952,938	346,107

Net loss from operations	(156,440)	(79,666)	(588,472)	(180,851)

OTHER INCOME (EXPENSE)	(26,087)	(6,554)	(25,689)	(6,817)

Net loss	(182,527)	(86,220)	(614,161)	(187,668)

NET LOSS PER SHARE, basic and diluted	(0.01)	(0.01)	(0.03)	(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING Basic and diluted	21,185,733	8,076,904	17,960,024	8,076,904

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
Date: September 12, 2003
By: /s/ Jimmy E. Nix, II Jimmy E. Nix, II Chief Accounting Officer