Form 10QSB/A
period 2003-03-31
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

Amendment No. 1 to Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2003	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249-3426
(Address of principal executive offices)

Issuer's telephone number: (210) 655-6613

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of February 28, 2006, the registrant had 19,095,062 shares of common stock, par value $0.001, outstanding.

Transactional Small Business Format: [ ] Yes [X] No

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2003	December 31, 2002
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 52,956	$ 26,184
Accounts receivable (net of allowance for doubtful accounts of $47,380 in 2003 and $34,000 in 2002)	44,799	42,276
Prepaid expenses	8,742	13,114
Other current assets	1,300	10,000

Total current assets	107,797	91,574

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572	16,572
Computer equipment	44,813	44,813
Less: accumulated depreciation	(19,506)	(15,053)

Total property and equipment, net	41,879	46,332

GOODWILL	700,000	-

OTHER ASSETS	11,500	11,500

TOTAL ASSETS	$ 861,176	$ 149,406

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2003	2002
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 188,064	$ 152,375
Accrued salaries and wages	127,467	40,501
Accrued liabilities	81,851	76,256
Due to officer - related party	37,460	37,460
Notes payable to shareholders	110,000	115,000
Other current liabilities	260	987
Obligations under capital leases	2,754	2,847

Total current liabilities	547,856	425,426

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	6,162	6,754

Total liabilities	554,018	432,180

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 16,478 and 0 shares issued and outstanding, respectively	17	-
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,119,098 shares issued and outstanding at March 31, 2003; no par value, 500,000 shares authorized, 134,286 shares issued and outstanding at December 31, 2002	20,119	679,999
Subscription receivable	(530,000)	-
Additional paid-in capital	2,285,385	-
Accumulated deficit	(1,468,363)	(962,773)

Total shareholders' equity (deficit)	307,158	(282,774)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 861,176	$ 149,406

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)

REVENUES	$ 115,741	$ 245,625

COST OF GOODS SOLD	102,782	167,740

Gross profit	12,959	77,885

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	514,054	205,929

Loss from operations	(501,095)	(128,044)

OTHER INCOME (EXPENSE)
Interest expense	(4,880)	(773)
Interest and other income	385	11

Total other income (expense)	(4,495)	(762)

Loss before income taxes	(505,590)	(128,806)

INCOME TAXES	-	-

NET LOSS	$ (505,590)	$ (128,806)

NET LOSS PER SHARE, basic and diluted	$ (0.03)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	16,284,217	7,720,578

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (505,590)	$ (128,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	13,379	1,344
Depreciation expense	4,453	2,476
Issuance of common stock for services	55,522	-
(Increase) decrease in assets:
Accounts receivable	(15,902)	(11,240)
Prepaid expenses and other assets	13,072	(534)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	127,523	50,638
Customer advance payments	-	(2,462)

Total adjustments	198,047	40,222

Net cash used in operating activities	(307,543)	(88,584)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	-	(31,516)

Net cash used in investing activities	-	(31,516)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	340,000	-
Proceeds from notes payable to shareholders	-	111,000
Payments on notes payable to shareholders	(5,000)	-
Payments on capital lease obligations	(685)	(136)

Net cash provided by financing activities	334,315	110,864

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	26,772	(9,236)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,184	27,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 52,956	$ 17,861

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 2,906	$ 720

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Goodwill acquired in acquisition of ADS	$ 700,000	$ -

Conversion of ADS shares to ADS Media shares	$ 10,368	$ -

Issuance of common stock in exchange for services	$ 55,522

Property acquired under capital lease obligations	$ -	$ 1,784

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(unaudited)

NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

ADS Media Group, Inc. (the "Company" or "ADS Media"), formerly known as National Health and Safety Corporation ("NHLT"), is a Utah corporation incorporated on March 23, 1989. Alternative Delivery Solutions, Inc. ("ADS"), a wholly owned subsidiary of ADS Media, was incorporated in Texas on October 22, 2001 under the name Distributel Media Distribution, Inc. The name was changed to Alternative Delivery Solutions, Inc. in 2002. On January 31, 2003, ADS was acquired by NHLT in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT's common stock. For accounting purposes this combination was treated as a "reverse acquisition" in accordance with APB 16, with ADS treated as the acquiring company. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable upon exercise of outstanding warrants. The remaining 4,900,002 shares (25%) were owned by the pre-stock exchange NHLT shareholders, including shares issuable upon the conversion of outstanding preferred stock and the exercise of outstanding options. The Company acquired the 4,900,002 shares of NHLT for a total value of $700,000, which represented the excess purchase price over fair value of assets acquired in the acquisition of ADS by NHLT and was recorded as goodwill.

The historical financial statements prior to January 31, 2003, are those of ADS.

The consolidated financial statements of the Company for the three month periods ended March 31, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2003 and 2002 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE B - WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

The weighted average number of shares outstanding for the period ended March 31, 2002, was calculated using the pro forma number of shares outstanding at March 31, 2002, as if the reverse acquisition and reverse stock split had occurred in 2002.

NOTE C - COMMON STOCK

During the three months ended March 31, 2003, the Company issued 5,184,661 shares of common stock, at prices ranging from $0.14 to $0.18 per share, in exchange for $325,000 in cash, $545,000 in a stock subscription note receivable, and professional services totaling $55,522. In March 2003, a payment of $15,000 was made on the stock subscription note receivable. All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(unaudited)

NOTE D - STOCK WARRANTS

During the three months ended March 31, 2003, the Company issued warrants to purchase up to 472,155 shares of common stock in conjunction with the purchase of common stock and the issuance of the stock subscription note receivable, and in exchange for consulting services. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.16 per share through 2008.

As of March 31, 2003, a total of 736,894 warrants were outstanding at an exercise price of $0.16 per share.

NOTE E - STOCK OPTIONS

Prior to completion of the exchange offer, on January 30, 2003, NHLT's shareholders approved the 2002 Employees and Consultants Stock Option Plan, granting 250,000 options (25,000,000 pre-reverse stock split options) to acquire shares of the Company's common stock at an exercise price of $0.10 per share ($0.001 per share pre-reverse stock split). The options vested immediately and expire on October 6, 2007.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company may become involved from time to time in litigation on various matters, which are routine to the conduct of its business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material effect on its business.

NOTE G - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003 and 2002, the Company purchased $4,875 and $12,201, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. As of March 31, 2003 and 2002, the Company owed Laser Dimensions $3,450 and $8,138, respectively.

During the three months ended March 31, 2003, the Company issued 694,444 shares of common stock and warrants to purchase up to 31,569 shares of common stock to a 5% shareholder in exchange for $125,000 in cash.

During the three months ended March 31, 2003, the Company issued warrants to purchase up to 284,245 shares of common stock to a director in exchange for consulting services.

During the three months ended March 31, 2003, the Company issued 827,183 shares of common stock to a related-party investor in exchange for $150,000 in cash.

In January 2003, prior to the stock exchange, the Company issued 3,005,543 post-acquisition shares of common stock to the related-party investor in exchange for $545,000 in a stock subscription note receivable. In addition, the Company issued warrants to purchase up to 150,328 post-acquisition shares of common stock to a director in connection with the stock subscription note receivable. In March 2003, a payment of $15,000 was made on the note receivable (representing 82,721 post-acquisition shares of common stock and warrants to purchase up to 8,272 post-acquisition shares of common stock).

During the three months ended March 31, 2003, the Company issued 55,556 shares of common stock, at a price of $0.18 per share, to a director in exchange for professional services totaling $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the ADS Media Group, Inc. ("ADS Media" or the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2002, and Report on Form 8-K dated January 31, 2003. The consolidated financial statements and related footnotes included herein include the financial statements of Alternative Delivery Solutions, Inc. ("ADS").

Risk Factors and Cautionary Statements

This report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated herein by reference, the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," or "continue," "may," "will," "should," and similar expressions are intended to identify forward-looking statements. ADS Media wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of ADS Media to continue as a viable concern, the ability of ADS Media to obtain financing in order to implement its business plan and other risks detailed in ADS Media's periodic report filings with the Securities and Exchange Commission.

Overview and Plan of Operation

ADS Media Group, Inc., through its wholly owned subsidiary, ADS, is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery. Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, ADS provides its clients access to full service direct marketing, printing, list procurement, database management, and fulfillment. ADS' management is combining their expertise and relationships in direct marketing with sophisticated demographic mapping, tracking, and verification technology to deliver high quality direct marketing services. ADS Media is based in San Antonio, Texas, and serves customers throughout the United States.

ADS Media Group, formerly known as National Health and Safety Corporation ("NHLT"), is a Utah corporation and was incorporated on March 23, 1989.

ADS was incorporated in Texas on October 22, 2001, under the name Distributel Media Distribution, Inc. On January 31, 2003, ADS was acquired by NHLT in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT's common stock. For accounting purposes this combination was treated as a "reverse acquisition" in accordance with APB 16, with ADS treated as the acquiring company. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable upon exercise of an outstanding warrant. The acquisition closed January 31, 2003, subsequent to NHLT's January 30, 2003, shareholder meeting in which the shareholders of NHLT approved a comprehensive plan for refinancing and restructuring of NHLT, including a reverse stock split, discontinuance of NHLT's other business lines, and name change to ADS Media Group, Inc. as described below and in our Form 10-KSB for the year ended December 31, 2002 and Form 8-K dated January 30, 2003.

Prior to completion of the exchange offer, NHLT's shareholders met on January 30, 2003, and voted to amend the Articles of Incorporation to effect a reverse stock split in which each Common and Preferred Shareholder received one (1) share for each one hundred (100) shares owned immediately prior to adoption of the amendment, and to reduce the number of shares of authorized capital stock from 500,000,000 common shares to 100,000,000 shares and from 50,000,000 preferred shares to 10,000,000 shares. On the same date, the shareholders changed the name of the corporation to ADS Media Group, Inc. and elected five directors to serve for the ensuing year. The shareholders also approved the 2002 Employees and Consultants Stock Option Plan, granting 250,000 options (25,000,000 pre-reverse stock split options), with an exercise price of $0.10 per share ($0.001 per share pre-reverse stock split), which expire on October 6, 2007.

In January of 2003, prior to the stock exchange, the creditors of National Health & Safety Corporation agreed to either convert their debt from NHLT into equity or have their debts paid off in cash. This was done in order to comply with the Stock Exchange Agreement with ADS.

During the first quarter of 2003, ADS management divided its focus between completing the merger with NHLT and implementing the Company's new marketing strategy developed for the 2003 through 2005 timeframe. A major part of the marketing strategy involved a three-pronged approach, reaching out to advertising agencies, target client groups, and potential channel partners. ADS expected that establishing relationships with each of these groups would provide the foundation necessary for ADS to fully implement its product strategies within the marketing plan, achieving sustained sales growth. This resulted initially in some short term sales decline, as experienced during the first quarter of 2003, understanding that the longer sales cycle involved in reaching out to these groups would take some time to mature and bear fruit.

Since the inception of the company in 2001, focus has been given to advertising agencies as a source of providing client's needing alternative delivery. The direct-to-door medium provides agencies with an effective print media option to propose and sell to their client base. This is especially true for clients that have a history using direct mail or newspaper inserts. The advantages for direct-to-door include the ability to target specific customer groups, reach every door that meets the desired profile, at a reduced rate from other print media options, and typically result in better response. Agencies are constantly being asked by their clients to find new and different ways to present their message. Alternative delivery provides them with a new and different choice. The challenge for ADS was to put alternative delivery into the minds of the media directors and buyers at the agency.

ADS supplemented its sales efforts not only by addressing advertising agencies, but also by working directly with target customers. Key client groups targeted by ADS included the telecommunications, retail and service industries, speaking directly with the marketing organizations within these types of companies. Competition in the telecommunications business provided fertile ground for alternative delivery solutions. This was especially critical when dealing with companies that have very specific geographic footprints that are predicated by their network capabilities. ADS can deliver within those service areas with a high degree of accuracy. Our approach reduces the valuable marketing dollars wasted on communicating with people that cannot take advantage of their service. It allows for higher conversion rates on calls that do come into the provider's call centers, since clients can be served, and they are already educated on the rate plans being offered.

In 2003, ADS began to promote event driven marketing promotions such as grand openings using direct-to-door advertising, announcing the new locations and opening dates. We believed that, as large national retail chains and national communication companies continue to expand into new areas, the need for grand opening support would be strong for many years to come. ADS focused on these, and other event driven, promotional opportunities.

ADS also planned to develop new channel partners throughout 2003, focusing on supply chain management groups and large commercial printers. Similar to advertising agencies, both printers and supply chain managers represent the needs of advertising prospects for door direct delivery. These channel partners could help contribute to our future revenue growth as well.

Results of Operations for the Three Months Ended March 31, 2003, as Compared to the Three Months Ended March 31, 2002

From inception through March 31, 2003, ADS Media incurred significant net losses from operations. After the reverse acquisition on January 31, 2003, we anticipated raising additional capital from the equity markets, but this did not come to fruition. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses. Although we were forced to conserve cash and more cautiously grow our business, we expected that increases in revenue from new geographic areas and marketing programs, and a related improvement in gross profit margin, would help offset the increased operating costs of building our infrastructure.

Revenues. Revenues decreased $129,884, or 53%, to $115,741 from $245,625. The decrease was primarily due to a customer's major, one-time delivery in the first quarter of 2002, along with our switch in late 2002 and early 2003 to a focus on national advertisers, advertising agencies, and channel partners, and the longer sales cycle for these customers.

Cost of Goods Sold. Cost of goods sold decreased $64,958, or 39%, to $102,782 from $167,740. The decrease was primarily attributed to a corresponding decrease in revenues and sales activity as discussed above.

Gross Profit. Gross profit decreased $64,926, or 83%, to $12,959 from $77,885. The decrease was primarily attributed to establishing a customer base at the cost of reduced margins in late 2002 and early 2003. The gross profit margin percentage decreased to 11% from 32%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $308,125, or 150%, to $514,054 from $205,929. The increase was primarily due to increases in salaries and wages for the build up of staffing to accommodate growth, as well as professional fees related to the reverse acquisition of National Health and Safety Corporation in 2003.

Loss from operations. Loss from operations increased $373,051, or 291%, to a loss of $501,095 from a loss of $128,044. The increase was primarily due to start-up, administrative and marketing costs associated with building our infrastructure, and acquisition-related expenses incurred in 2003, along with the decrease in gross profit from lower sales and a lower gross profit margin percentage.

Other income (expense). Net other expense increased $3,733, or 490%, to $4,495 from $762. The primary component, interest expense, increased $4,107, or 531%, to $4,880 from $773. This increase was due to interest related to additional debt financing incurred in 2003 to provide cash for operations.

Net loss. Net loss increased $376,784, or 293%, to a net loss of $505,590 from a net loss of $128,806. The increase in net loss was primarily due to increased selling, administrative and other operating expenses, along with the decrease in gross profit from lower sales and a lower gross profit margin percentage.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. Long-term liquidity requirements will depend on the rate of expansion of our business. In 2003, our inability to raise significant additional equity capital after the NHLT acquisition in January proved to be a major obstacle to growth and caused us to curtail our expansion plans in the first quarter and for the rest of the year. We believe future operations can be financed at least in part from cash flow, but additional investment from outside investors may be required to fund expansion into new geographic areas and to launch new product initiatives.

ADS Media had cash and cash equivalents of $52,956 as of March 31, 2003, compared to $26,184 as of December 31, 2002.

Working capital (measured by current assets less current liabilities) at March 31, 2003 was a deficit of $440,059 compared to a deficit of $333,852 at December 31, 2002. This decrease in working capital was primarily due to increases in accounts payable and accrued salaries and wages, partially offset by an increase in cash.

Changes in Financial Condition

For the three months ended March 31, 2003, cash used in operating activities totaled $307,543. The use of funds was primarily due to our net loss, partially offset by the issuance of common stock for professional services and an increase in accounts payable and accrued expenses. For the three months ended March 31, 2002, cash used in operating activities totaled $88,584, which was primarily due to our net loss, partially offset by an increase in accounts payable and accrued expenses.

For the three months ended March 31, 2003, cash used in investing activities was $0. For the three months ended March 31, 2002, cash used in investing activities totaled $31,516, primarily due to purchases of computer equipment and furniture.

For the three months ended March 31, 2003, cash provided by financing activities totaled $334,315 primarily due to proceeds from the sale of common stock. For the three months ended March 31, 2002, cash provided by financing activities totaled $110,864 primarily due to proceeds from notes payable to shareholders.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective as of March 31, 2003. During the time period covered by this report, there were no changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2003 through March 31, 2003, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

-

In January 2003, prior to the stock exchange, ADS Media issued 10,714 shares (827,183 post-acquisition shares) of common stock to a related-party investor in exchange for $150,000 in cash ($14.00 per share, or $0.18 per post-acquisition share). ADS Media also issued warrants to purchase 246,663 post-acquisition shares to a director as compensation for services rendered in connection with the acquisition.

-

Also in January 2003, prior to the stock exchange, ADS Media issued 38,929 shares (3,005,543 post-acquisition shares) of common stock to the related-party investor in exchange for $545,000 in a stock subscription note receivable ($14.00 per share, or $0.18 per post-acquisition share). In addition, ADS Media issued warrants to purchase up to 3,893 shares (300,562 post-acquisition shares) of common stock, at an exercise price of $14.00 per share (or $0.18 per post-acquisition share), to a director in connection with the stock subscription note receivable.

-

In January 2003, prior to the stock exchange, ADS Media issued 1,786 shares (137,889 post-acquisition shares) of common stock to an investment partnership in which a 5% shareholder is a partner. This transaction resulted in net proceeds to ADS Media of approximately $25,000 ($14.00 per share, or $0.18 per post-acquisition share).

-	In March 2003, ADS Media issued warrants to purchase up to a total of 37,582 shares of common stock to a director in exchange for consulting services.

-	In February 2003, ADS Media issued 325,157 shares of common stock, at a price of $0.14 per share, to a consultant in exchange for professional services and reduction of accounts payable.

-

In March 2003, ADS Media issued 694,444 shares of the common stock to a 5% shareholder. In addition, ADS Media issued warrants to purchase up to 31,569 shares of common stock at an exercise price of $0.16 per share. This transaction resulted in net proceeds to ADS Media of approximately $125,000 (or $0.18 per share).

-

Also in March 2003, ADS Media issued 138,889 shares of the common stock to an investor. In addition, ADS Media issued warrants to purchase up to 6,013 shares of common stock at an exercise price of $0.16 per share. This transaction resulted in net proceeds to ADS Media of approximately $25,000 (or $0.18 per share).

-

In March 2003, ADS Media received a cash payment of $15,000 on the stock subscription note receivable (representing 82,721 shares of common stock and warrants to purchase up to 8,272 shares of common stock).

-	In March 2003, ADS Media issued 55,556 shares of common stock, at a price of $0.18 per share, to a director in exchange for professional services.

-	In 2003, ADS Media also agreed to issue 25,000 shares of common stock and a warrant to purchase an additional 25,000 shares of common stock to a director for services in arranging a short-term loan.

I
TEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the January 30, 2003 NHLT annual shareholder meeting, shareholders voted on and approved the following five issues presented to them:

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

-	Change the name of the corporation to ADS Media Group, Inc.;
-	Elect five directors to serve for the ensuing year;
-	Approve the 2002 Employees and Consultants Stock Option Plan;
-	Approve the engagement of Sprouse & Anderson, LLP as its independent accountants; and
-	Other business (ratified all actions taken by directors and officers since the last shareholders meeting).

The shareholder votes were as follows:

Matter	For	Against	Abstain

Amendment of Articles of Incorporation effecting reverse stock split	208,511,223	269,345	45,100
Change name of corporation to ADS Media Group, Inc.	208,692,973	125,095	7,600
Election of Directors for 2003:
Clark R. "Dub" Doyal	208,645,718	170,950	0
James D. (Jim) Schell	208,656,718	168,950	0
Gary J. Davis	194,666,718	14,158,950	0
Jimmy E. Nix II*	208,441,718	383,950	0
Bryan Forman	194,881,718	13,943,950	0
Approve 2002 Employees and Consultants Stock Option Plan	208,299,911	501,137	24,620
Approve Sprouse & Anderson, LLP as the Company's independent accountants	203,716,198	97,270	12,200
Other Business (Ratify actions of directors and officers)	194,649,518	14,156,350	19,800

*Pursuant to the provisions of the stock exchange agreement between NHLT and ADS, one of those directors, Jimmy E. Nix, II, resigned as a director of ADS Media on February 3, 2003. One seat on the five member board of ADS Media has been vacant since the resignation of Mr. Nix. The bylaws provide that vacant seats on the board may be filled by the remaining directors.

ITEM 6. EXHIBITS

3.1* Amendment to the Articles of Incorporation regarding the reverse stock split, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 30, 2003.

3.2* Amendment to the Articles of Incorporation regarding the name change, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 30, 2003.

4.1* Amended Certificate of Designation for Series A Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 30, 2003.

4.3* Amended Certificate of Designation for Series B Preferred Stock, filed with the Utah Department of Commerce Division of Corporations and Commercial Code on January 30, 2003.

10.1**        Stock Exchange Agreement between National Health and Safety Corporation and Alternative Delivery Solutions, Inc., and Clark R. Doyal, James Schell, Greg Danna, Jim and Vickie Foster, JTWROS, George Pjura, ADS Equity Partners, LP, Charles M. Preston, Clyde J. Berg, DoorDrop, LP, and Austin Capital, LLC, dated October 7, 2002, as amended.

10.2* Non-Recourse Promissory Note from ADS Equity Partners, L.P., Maker, to Alternative Delivery Solutions, Inc., dated January 30, 2003.

31.1+ Certification of the Chief Executive Officer and Chief Financial Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1+ Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company's Form 8-K filed with the SEC on February 11, 2003.

** Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on January 6, 2003.

+ Filed with this Form 10-QSB/A

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:	March 17, 2006	ADS MEDIA GROUP, INC.

By: /s/ Clark R. Doyal
Clark R. Doyal
Chief Executive Officer and Chief Accounting Officer

