Form 10QSB/A
period 2003-06-30
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

Amendment No. 2 to Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2003	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ -	$ 26,184
Accounts receivable (net of allowance for doubtful accounts of $57,380 in 2003 and $34,000 in 2002)	367,819	42,276
Prepaid expenses	4,370	13,114
Other current assets	1,300	10,000

Total current assets	373,489	91,574

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572	16,572
Computer equipment	44,813	44,813
Less: accumulated depreciation	(23,959)	(15,053)

Total property and equipment, net	37,426	46,332

GOODWILL	700,000	-

OTHER ASSETS	11,500	11,500

TOTAL ASSETS	$ 1,122,415	$ 149,406

The accompanying notes are an integral part of these consolidated financial statements.

1

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2003	2002
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 437,111	$ 152,375
Accrued salaries and wages	290,809	40,501
Accrued liabilities	247,472	76,256
Due to officer - related party	37,460	37,460
Notes payable to shareholders	175,000	115,000
Other current liabilities	537	987
Obligations under capital leases	2,574	2,847

Total current liabilities	1,190,963	425,426

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	5,639	6,754

Total liabilities	1,196,602	432,180

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 0 shares issued and outstanding, respectively	14	-
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,465,216 shares issued and outstanding at June 30, 2003; no par value, 500,000 shares authorized, 134,286 shares issued and outstanding at December 31, 2002	20,465	679,999
Subscription receivable	(530,000)	-
Additional paid-in capital	2,376,927	-
Accumulated deficit	(1,941,593)	(962,773)

Total shareholders' equity (deficit)	(74,187)	(282,774)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,122,415	$149,406

The accompanying notes are an integral part of these consolidated financial statements.

2

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$625,110	$283,510	$ 740,851	$529,135

COST OF GOODS SOLD	491,905	220,907	594,687	388,647

Gross Profit	133,205	62,603	146,164	140,488

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	576,613	169,920	1,090,667	375,849

Loss from operations	(443,408)	(107,317)	(944,503)	(235,361)

OTHER INCOME (EXPENSE)
Interest expense	(29,822)	(6,537)	(34,702)	(7,310)
Interest and other income	-	11	385	22

Total other income (expense)	(29,822)	(6,526)	(34,317)	(7,288)

Loss before income taxes	(473,230)	(113,843)	(978,820)	(242,649)

INCOME TAXES	-	-	-	-

NET LOSS	$(473,230)	$(113,843)	$(978,820)	$(242,649)

NET LOSS PER SHARE, basic and diluted	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	20,370,980	7,720,578	18,338,887	7,720,578

The accompanying notes are an integral part of these consolidated financial statements.

3

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (978,820)	$ (242,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	23,379	1,344
Depreciation expense	8,906	6,376
Issuance of common stock and warrants for services	127,358	-
Issuance of warrants in connection with obtaining debt financing	20,049	-
Amortization of debt discount	-	4,667
(Increase) decrease in assets:
Accounts receivable	(348,922)	(71,754)
Prepaid expenses and other assets	17,444	(13,066)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	705,810	194,514
Customer advance payments	-	(2,462)

Total adjustments	554,024	119,619

Net cash used in operating activities	(424,796)	(123,030)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	-	(31,516)

Net cash used in investing activities	-	(31,516)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	340,000	-
Proceeds from notes payable to shareholders	100,000	161,000
Payments on notes payable to shareholders	(40,000)	-
Payments on capital lease obligations	(1,388)	(344)

Net cash provided by financing activities	398,612	160,656

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,184)	6,110

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,184	27,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 33,207

The accompanying notes are an integral part of these consolidated financial statements.

4

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the six months ended June 30,
	2003	2002
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 9,239	$ 1,993

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Goodwill acquired in acquisition of ADS	$ 700,000	$ -

Conversion of ADS shares to ADS Media shares	$ 10,368	$ -

Issuance of common stock and warrants in exchange for services	$ 127,358	$ -

Issuance of warrants in connection with obtaining debt financing	$ 20,049	$ -

Property acquired under capital lease obligations	$ -	$ 1,784

The accompanying notes are an integral part of these consolidated financial statements.

5

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(unaudited)

NOTE A -DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The historical financial statements prior to January 31, 2003, are those of Alternative Delivery Solutions, Inc., ("ADS"), a wholly owned subsidiary of ADS Media Group, Inc. (the "Company" or "ADS Media).

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2003 and 2002, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE B - WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

The weighted average number of shares outstanding for the period ended June 30, 2002 was calculated using the pro forma number of shares outstanding at June 30, 2002 as if the reverse acquisition and reverse stock split had occurred on June 30, 2002.

NOTE C - COMMON STOCK

During the three months ended June 30, 2003, the Company issued 331,808 shares of common stock, at prices ranging from $0.11 to $0.38 per share, in exchange for professional services totaling $50,917.

During the six months ended June 30, 2003, the Company issued 5,516,469 shares of common stock, at prices ranging from $0.11 to $0.38 per share, in exchange for $325,000 in cash, $545,000 in a stock subscription note receivable, and professional services totaling $106,439. In March 2003, a payment of $15,000 was made on the stock subscription note receivable.

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

NOTE D - STOCK WARRANTS

During the three months ended June 30, 2003, the Company issued warrants to purchase up to 410,914 shares of common stock in exchange for professional services and in connection with a short-term loan to the company. These warrants enable the holder to purchase shares of the Company's common stock at exercise prices ranging from $0.12 to $0.13 per share through 2008. The Company recorded $40,968 in expenses related to the issuance of these warrants.

During the six months ended June 30, 2003, the Company issued warrants to purchase up to 883,069 shares of common stock in conjunction with the purchase of common stock and the issuance of the stock subscription note receivable, in exchange for consulting services, in exchange for professional services, and in connection with a

6
ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(unaudited)

short-term loan to the company. These warrants enable the holder to purchase shares of the Company's common stock at exercise prices ranging from $0.12 to $0.16 per share through 2008. The Company recorded $40,968 in expenses related to the issuance of these warrants.

As of June 30, 2003, a total of 1,147,808 warrants were outstanding at exercise prices ranging from $0.12 to $0.16 per share.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

NOTE F - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2003 and 2002, the Company purchased $43,674 and $18,111, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. During the six months ended June 30, 2003 and 2002, the Company purchased $48,549 and $30,312, respectively, in goods and services from Laser Dimensions, Inc. As of June 30, 2003 and 2002, the Company owed Laser Dimensions $35,621 and $15,401, respectively.

During the three months ended June 30, 2003, the Company issued 200,558 shares of common stock, at prices ranging from $0.11 to $0.38 per share, to a director in exchange for professional services totaling $30,000.

During the six months ended June 30, 2003, the Company issued 694,444 shares of common stock and warrants to purchase up to 31,569 shares of common stock to a 5% shareholder in exchange for $125,000 in cash.

During the six months ended June 30, 2003, the Company issued warrants to purchase up to 284,245 shares of common stock to a director in exchange for consulting services.

During the six months ended June 30, 2003, the Company issued 827,183 shares of common stock to a related-party investor in exchange for $150,000 in cash.

In January 2003, prior to the stock exchange, the Company issued 38,929 shares (3,005,543 post-acquisition shares) of common stock to the related-party investor in exchange for $545,000 in a stock subscription note receivable. In addition, the Company issued warrants to purchase up to 150,328 post-acquisition shares of common stock to a director in connection with the stock subscription note receivable. In March 2003, a payment of $15,000 was made on the note receivable (representing 82,721 post-acquisition shares of common stock and warrants to purchase up to 8,272 post-acquisition shares of common stock).

During the six months ended June 30, 2003, the Company issued 256,114 shares of common stock, at prices ranging from $0.11 to $0.38 per share, to a director in exchange for professional services totaling $40,000.

7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the ADS Media Group, Inc. ("ADS Media") Annual Report on Form 10-KSB for the year ended December 31, 2002, and Report on Form 8-K dated January 31, 2003. The consolidated financial statements and related footnotes included herein include the financial statements of Alternative Delivery Solutions, Inc. ("ADS").

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

Overview and Plan of Operation

ADS Media Group, Inc., through its wholly owned subsidiary, ADS, is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery. Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, ADS provides its clients access to full service direct marketing, printing, list procurement, database management, and fulfillment. ADS' management is combining their expertise and relationships in direct marketing with sophisticated demographic mapping, tracking, and verification technology to deliver high quality direct marketing services. ADS Media is based in San Antonio, Texas and serves customers throughout the United States.

During the second quarter of 2003, ADS began realizing the benefits of working with specific channel partners, such as commercial printers and supply chain management companies. Revenues increased during the quarter, as compared to the same period in 2002, and for the first six months of 2003 as compared to the same period in 2002. Revenues comprised a blend of sales of services including direct-to-door delivery and related production of materials, as well as specialty services such as print and fulfillment. In order to establish relationships with some of the channel partners, lower margins were taken to gain an initial foothold.

During the second quarter of 2003, ADS continued to build on the marketing strategy that was developed for the 2003-2005 timeframe, focusing on building relationships with advertising agencies, key retail clients, and specific channel partners within the commercial printing and supply chain management industries.

Since the inception of ADS Media in 2001, focus has been given to advertising agencies as a source of providing client's needing alternative delivery. The direct-to-door medium provides agencies with an effective print media option to propose and sell to their client base. This is especially true for clients that have a history using direct mail or newspaper inserts. The advantages for direct-to-door include the ability to target specific customer groups, reach every door that meets the desired profile, at a reduced rate from other print media options, and typically result in better response. Agencies are constantly being asked by their clients to find new and different ways to present their message. Alternative delivery provides them with a new and different choice. The challenge thus far for ADS is to put alternative delivery into the minds of the media directors and buyers at the agency.

ADS supplemented its sales efforts not only by addressing advertising agencies, but also by working directly with target customers. Dealing directly with the marketing organizations of companies in the telecommunications, retail and service industries, ADS made significant progress in this regard during the second quarter, and anticipates future

8

delivery orders during the third and fourth quarters of 2003. Competition in the telecommunications business provided fertile ground for alternative delivery solutions. This is especially critical when dealing with companies that have very specific geographic footprints that are predicated by their network capabilities. ADS can deliver within those service areas with a high degree of accuracy. Our approach reduces the valuable marketing dollars wasted on communicating with people that cannot take advantage of their service. It allows for higher conversion rates on calls that do come into the provider's call centers, since clients can be served, and they are already educated on the rate plans being offered.

In 2003, ADS began to promote event driven marketing promotions such as grand openings using direct-to-door advertising, announcing the new locations and opening dates. We believe that, as large national retail chains and national communication companies continue to expand into new areas, the need for grand opening support would be strong for many years to come. ADS continued to focus on these, and other event driven, promotional opportunities.

ADS also continued to develop new channel partners throughout 2003, focusing on supply chain management groups and large commercial printers. Similar to advertising agencies, both printers and supply chain managers represent the needs of advertising prospects for door direct delivery. These activities helped contribute to our revenue growth experienced during the second quarter of 2003.

Results of Operations for the Three Months Ended June 30, 2003, as Compared to the Three Months Ended June 30, 2002

From inception through the period ended June 30, 2003, ADS Media incurred significant net losses from operations. After the reverse acquisition on January 31, 2003, we anticipated raising additional capital from the equity markets, but this did not come to fruition. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses. Although we were forced to conserve cash and more cautiously grow our business, we expected that increases in revenue from new geographic areas and marketing programs, and a related improvement in gross profit margin, would help offset the increased operating costs of building our infrastructure.

Revenues. Revenues increased $341,600, or 120%, to $625,110 from $283,510. The increase was primarily due to increased activity from channel partners such as commercial printers and supply chain management companies.

Cost of Goods Sold. Cost of goods sold increased $270,998, or 123%, to $491,905 from $220,907. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $70,602, or 113%, to $133,205 from $62,603. The increase was primarily attributed to the increase in revenues and sales activity as discussed above. The gross profit margin percentage decreased slightly to 21% from 22%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $406,693, or 239%, to $576,613 from $169,920. The increase was primarily due to increases in salaries and wages and other costs associated with expanding operations to meet anticipated growth.

Loss from operations. Loss from operations increased $336,091, or 313%, to a loss of $443,408 from a loss of $107,317. The increase was primarily due to start-up, administrative and marketing costs associated with building our infrastructure, partially offset by the increase in gross profit.

Other income (expense). Net other expense increased $23,296, or 357%, to $29,822 from $6,526. The primary component, interest expense, increased $23,285, or 356%, to $29,822 from $6,537. This increase was due to interest related to additional debt financing incurred in 2003 to provide cash for operations.

Net loss. Net loss increased $359,387, or 316%, to a net loss of $473,230 from a net loss of $113,843. The increase in net loss was primarily due to increased selling, administrative and other operating expenses, partially offset by increased revenues and gross profit.

9
Results of Operations for the Six Months Ended June 30, 2003, as Compared to the Six Months Ended June 30, 2002

Revenues. Revenues increased $211,716, or 40%, to $740,851 from $529,135. The increase was primarily due to increased activity from channel partners such as commercial printers and supply chain management companies.

Cost of Goods Sold. Cost of goods sold increased $206,040, or 53%, to $594,687 from $388,647. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $5,676, or 4%, to $146,164 from $140,488. The slight increase was primarily attributed to establishing a customer base at the cost of reduced margins in late 2002 and the first half of 2003. The gross profit margin percentage decreased to 20% from 27%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $714,818, or 190%, to $1,090,667 from $375,849. The increase was primarily due to increases in salaries and wages for the build up of staffing to accommodate growth, professional fees related to the reverse acquisition of National Health and Safety Corporation in 2003, and other costs associated with expanding operations to meet anticipated growth.

Loss from operations. Loss from operations increased $709,142, or 301%, to a loss of $944,503 from a loss of $235,361. The increase was primarily due to start-up, administrative and marketing costs associated with building our infrastructure, along with acquisition-related expenses incurred in 2003.

Other income (expense). Net other expense increased $27,029, or 371%, to $34,317 from $7,288. The primary component, interest expense, increased $27,392, or 375%, to $34,702 from $7,310. This increase was due to interest related to additional debt financing incurred in 2003 to provide cash for operations.

Net loss. Net loss increased $736,171, or 303%, to a net loss of $978,820 from a net loss of $242,649. The increase in net loss was primarily due to increased selling, administrative and other operating expenses.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. Long-term liquidity requirements will depend on the rate of expansion of our business. In 2003, our inability to raise significant additional equity capital after the National Health and Safety Corporation acquisition in January proved to be a major obstacle to growth and caused us to curtail our expansion plans in the first half and for the rest of the year. We believe future operations can be financed at least in part from cash flow, but additional investment from outside investors may be required to fund expansion into new geographic areas and to launch new product initiatives.

ADS Media had cash and cash equivalents of $0 as of June 30, 2003, compared to $26,184 as of December 31, 2002.

Working capital (measured by current assets less current liabilities) at June 30, 2003 was a deficit of $817,474 compared to a deficit of $333,852 at December 31, 2002. This decrease in working capital was primarily due to increases in accounts payable, accrued salaries and wages, accrued liabilities and notes payable to shareholders, partially offset by an increase in accounts receivable.

Changes in Financial Condition

For the six months ended June 30, 2003, cash used in operating activities totaled $424,796. The use of funds was primarily due to our net loss and an increase in accounts receivable, partially offset by the issuance of common stock and warrants for professional services and an increase in accounts payable and accrued expenses. For the six months ended June 30, 2002, cash used in operating activities totaled $123,030, which was primarily due to our net loss and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

10

For the six months ended June 30, 2003, cash used in investing activities was $0. For the six months ended June 30, 2002, cash used in investing activities totaled $31,516, primarily due to purchases of computer equipment and furniture.

For the six months ended June 30, 2003, cash provided by financing activities totaled $398,612 primarily due to proceeds from the sale of common stock and proceeds from notes payable to shareholders, partially offset by payments on notes payable to shareholders. For the six months ended June 30, 2002, cash provided by financing activities totaled $160,656 primarily due to proceeds from notes payable to shareholders.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. During the time period covered by this report, there were no changes in our internal control over financial reporting.

11
PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2003 through June 30, 2003, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

-

On three separate occasions, ADS Media issued a total of 200,558 shares of common stock to a director in exchange for professional services. The dates, amounts, and stock prices for these shares are as follows.

Date	Number of Shares	Price per Share
April 2003	90,909	$0.11
May 2003	26,316	$0.38
June 2003	83,333	$0.12

-	In April 2003, ADS Media issued warrants to purchase up to 160,915 shares of common stock, at an exercise price of $0.13 per share, to a consultant in exchange for professional services.

-	In April 2003, ADS Media issued 131,250 shares, at a negotiated price of $0.16 per share, to two consultants in exchange for professional services.

-

In June 2003, ADS Media issued warrants to purchase up to 249,999 shares of common stock, at an exercise price of $0.12 per share, to three investors in connection with a short-term loan to the company.

ITEM 6. EXHIBITS

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

12