Form 10QSB
period 2003-09-30
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2003	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 6,968	$ 26,184
Accounts receivable (net of allowance for doubtful accounts of $57,380 in 2003 and $34,000 in 2002)	244,740	42,276
Prepaid expenses	17,465	13,114
Other current assets	7,300	10,000

Total current assets	276,473	91,574

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572	16,572
Computer equipment	44,813	44,813
Less: accumulated depreciation	(28,412)	(15,053)

Total property and equipment, net	32,973	46,332

GOODWILL	700,000	-

OTHER ASSETS	11,500	11,500

TOTAL ASSETS	$ 1,020,946	$ 149,406

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2003	2002
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 367,815	$ 152,375
Accrued salaries and wages	308,116	40,501
Accrued liabilities	86,755	76,256
Due to officer - related party	37,754	37,460
Notes payable to shareholders	175,000	115,000
Other current liabilities	766	987
Obligations under capital leases	2,390	2,847

Total current liabilities	978,596	425,426

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	5,103	6,754

Total liabilities	983,699	432,180

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 0 shares issued and outstanding, respectively	14	-
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,758,900 shares issued and outstanding at September 30, 2003; no par value, 500,000 shares authorized, 134,286 shares issued and outstanding at December 31, 2002	18,759	679,999
Additional paid-in capital	2,023,634	-
Accumulated deficit	(2,005,160)	(962,773)

Total shareholders' equity (deficit)	37,247	(282,774)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 1,020,946	$ 149,406

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ 885,484	$ 110,089	$ 1,626,335	$ 639,224

COST OF GOODS SOLD	616,876	81,846	1,211,563	470,493

Gross Profit	268,608	28,243	414,772	168,731

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	324,377	338,591	1,415,044	714,440

Loss from operations	(55,769)	(310,348)	(1,000,272)	(545,709)

OTHER INCOME (EXPENSE)
Interest expense	(7,803)	(10,346)	(42,505)	(17,656)
Interest and other income	5	13	390	35

Total other income (expense)	(7,798)	(10,333)	(42,115)	(17,621)

Loss before income taxes	(63,567)	(320,681)	(1,042,387)	(563,330)

INCOME TAXES	-	-	-	-

NET LOSS	$ (63,567)	$ (320,681)	$(1,042,387)	$ (563,330)

NET LOSS PER SHARE, basic and diluted	$ (0.003)	$ (0.04)	$ (0.06)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	19,680,163	7,846,460	18,790,892	7,763,000

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,042,387)	$ (563,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	25,207	27,218
Depreciation expense	13,359	10,276
Issuance of common stock and warrants for services	162,359	-
Issuance of warrants in connection with obtaining debt financing	20,049	-
Amortization of debt discount	-	12,833
(Increase) decrease in assets:
Accounts receivable	(227,671)	(28,827)
Prepaid expenses and other assets	(1,651)	(7,432)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	493,627	161,178
Customer advance payments	-	(2,462)

Total adjustments	485,279	172,784

Net cash used in operating activities	(557,108)	(390,546)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	-	(31,516)

Net cash used in investing activities	-	(31,516)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	480,000	300,000
Proceeds from notes payable to shareholders	90,000	211,000
Payments on notes payable to shareholders	(30,000)	(25,000)
Proceeds from notes payable to shareholders - related party	10,000	-
Payments on notes payable to shareholders - related party	(10,000)	-
Payments on capital lease obligations	(2,108)	(556)

Net cash provided by financing activities	537,892	485,444

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,216)	63,382

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,184	27,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,968	$ 90,479

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the nine months ended September 30,
	2003	2002
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 12,631	$ 3,521

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Goodwill acquired in acquisition of ADS	$ 700,000	$ -

Conversion of ADS shares to ADS Media shares	$ 10,368	$ -

Issuance of common stock and warrants in exchange for services	$ 162,359	$ -

Conversion of notes payable to common stock	$ -	$ 171,000

Issuance of warrants in connection with obtaining debt financing	$ 20,049	$ -

Property acquired under capital lease obligations	$ -	$ 1,784

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

The historical financial statements prior to January 31, 2003, are those of Alternative Deliery Solutions, Inc. ("ADS"), a wholly owned subsidiary of ADS Media Group, Inc. (the "Company" or "ADS Media").

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2003 and 2002, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE B - WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

The weighted average number of shares outstanding for the period ended September 30, 2002, was calculated using the pro forma number of shares outstanding at September 30, 2002, as if the reverse acquisition and reverse stock split had occurred in 2002.

NOTE C - COMMON STOCK

During the three months ended September 30, 2003, the Company issued 1,216,506 shares of common stock, at prices ranging from $0.08 to $0.20 per share, in exchange for $140,000 in cash and professional services totaling $35,000.

Also during the three months ended September 30, 2003, the remaining stock subscription note receivable matured with a balance owed to the Company of $530,000. Consequently, 2,922,822 shares of common stock that were issued pursuant to the stock subscription note receivable have been returned to the company and canceled.

During the nine months ended September 30, 2003, the Company issued 3,810,153 shares of common stock, at prices ranging from $0.08 to $0.38 per share, in exchange for $480,000 in cash and professional services totaling $141,440.

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

NOTE D - STOCK WARRANTS

During the three months ended September 30, 2003, the Company issued warrants to purchase up to 70,152 shares of common stock in conjunction with the purchase of common stock. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.15 per share through 2008.

Also during the three months ended September 30, 2003, the stock subscription note receivable matured with a balance owed to the Company of $530,000. Consequently, warrants to purchase 142,056 shares of common stock that were issued pursuant to the stock subscription note receivable have been returned to the company and canceled.

During the nine months ended September 30, 2003, the Company issued warrants to purchase up to 811,165 shares of common stock in conjunction with the purchase of common stock and the issuance of the stock subscription note receivable, in exchange for consulting services, in exchange for professional services, and in connection with a short-term loan to the company. These warrants enable the holder to purchase shares of the Company's common stock at exercise prices ranging from $0.12 to $0.16 per share through 2008. The Company recorded $40,968 in expenses related to the issuance of these warrants.

As of September 30, 2003, a total of 1,075,904 warrants were outstanding at exercise prices ranging from $0.12 to $0.16 per share.

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

NOTE F - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2003 and 2002, the Company purchased $8,650 and $7,211, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. During the nine months ended September 30, 2003 and 2002, the Company purchased $57,199 and $37,523, respectively, in goods and services from Laser Dimensions, Inc. As of September 30, 2003 and 2002, the Company owed Laser Dimensions $10,535 and $8,770, respectively.

During the three months ended September 30, 2003, the Company issued 251,923 shares of common stock, at prices ranging from $0.08 to $0.20 per share, to a director in exchange for professional services totaling $30,000.

During the three months ended September 30, 2003, the Company issued 933,333 shares of common stock and warrants to purchase up to 35,076 shares of common stock to an investment partnership in which a 5% shareholder is a partner in exchange for $140,000 in cash.

During the three months ended September 30, 2003, the Company issued warrants to purchase up to 35,076 shares of common stock to a director in exchange for consulting services.

During the three and nine months ended September 30, 2003, the Company received cash of $294 from an officer in exchange for a payable to officer.

In January 2003, prior to the stock exchange, the Company issued 3,005,543 post-acquisition shares of common stock to a related-party investor in exchange for $545,000 in a stock subscription note receivable. In addition, the Company issued warrants to purchase up to 150,328 post-acquisition shares of common stock to a director in connection with the stock subscription note receivable. The Company received a total of $15,000 in payment on the

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

subscription note (representing 82,721 shares of common stock and warrants to purchase up to 8,272 shares of common stock). In August 2003, the stock subscription note receivable matured with a balance owed to the Company of $530,000. Consequently, 2,922,822 shares of common stock issued pursuant to the note receivable have been returned to the company for cancellation. Additionally, the director agreed to return warrants to purchase 142,056 shares of common stock in connection with the subscription note for cancellation.

During the nine months ended September 30, 2003, the Company issued 694,444 shares of common stock and warrants to purchase up to 31,569 shares of common stock to a 5% shareholder in exchange for $125,000 in cash.

During the nine months ended September 30, 2003, the Company issued 1,071,222 shares of common stock and warrants to purchase up to 35,076 shares of common stock to an investment partnership in which a 5% shareholder is a partner in exchange for $165,000 in cash.

During the nine months ended September 30, 2003, the Company issued warrants to purchase up to 319,321 shares of common stock to a director in exchange for consulting services.

During the nine months ended September 30, 2003, the Company issued 827,183 shares of common stock to the related-party investor in exchange for $150,000 in cash.

During the nine months ended September 30, 2003, the Company issued 508,037 shares of common stock, at prices ranging from $0.08 to $0.38 per share, to a director in exchange for professional services totaling $70,000.

During the nine months ended September 30, 2003, the Company issued a short-term note payable for $10,000 to a 5% shareholder of the company. In connection with obtaining this short-term debt financing, the Company also issued the shareholder warrants to purchase up to 83,333 shares of common stock at an exercise price of $0.12 per share. The Company repaid the principal in full on this note in 2003.

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

During the third quarter of 2003, ADS significantly increased its revenue growth, which was attributable to the realization of several new marketing agreements. Since the inception of the company in 2001, focus has been given to advertising agencies as a source of providing client's needing alternative delivery. The direct-to-door medium provides agencies with an effective print media option to propose and sell to their client base. This is especially true for clients that have a history using direct mail, or newspaper inserts. The advantages for direct-to-door include the ability to target specific customer groups, reach every door that meets the desired profile, at a reduced rate from other print media options, and typically result in better response.

Agencies are constantly being asked by their clients to find new and different ways to present their message. Alternative delivery provides them with a new and different choice. The challenge thus far for ADS is to put alternative delivery into the minds of the media directors and buyers at the agency. Through an extensive agency push over the past several months, the fruit of this labor began to pay-off. During this quarter, a single agency recommendation resulted in the largest door delivery in the company's history, for one of the nation's largest retailers. Other smaller orders started to come in from an assortment of agency groups simultaneously. Given the success that has begun to materialize, the company will continue to strengthen its efforts within the advertising agency arena.

ADS supplemented its sales efforts not only by addressing advertising agencies, but also by working directly with target customers. Dealing directly with the marketing organizations of companies in the telecommunications, retail and service industries, ADS began to see delivery orders during the third quarter of 2003 and prospects presented for even more campaigns over the immediate future. Competition in the telecommunications business provided fertile ground for alternative delivery solutions. This is especially critical when dealing with companies that have very specific geographic footprints that are predicated by their network capabilities. ADS can deliver within those service areas with a high degree of accuracy.

In 2003 ADS began to promote event driven marketing promotions such as grand openings using direct-to-door advertising, announcing the new locations and opening dates. ADS demonstrated during the third quarter, the effectiveness of the door medium to generate traffic into new store locations. We believe that, as large national retail chains and national communication companies continue to expand into new areas, the need for grand opening support will be strong for many years to come. ADS continued to focus on these, and other event driven, promotional opportunities.

Finally, the third quarter marked continued strength in developing key channel relationships with two of the nation's top five printers in the country. These printers are involved in the manufacture and placement of print media, including newspaper inserts, direct mail, and alternative delivery promotions. Leveraging the enormous sales organizations and their deep customer relationships will provide ADS with the means to see extensive revenue growth. Some of the work generated during the quarter was from these channel partners, and there is much future work being contemplated.

Momentum continued to build in terms of ADS generating new customers, expanded relationships with key channel partners, and positive acceptance within the advertising agency community.

Results of Operations for the Three Months Ended September 30, 2003, as Compared to the Three Months Ended September 30, 2002

From inception through the period ended September 30, 2003, ADS Media incurred significant net losses from operations. After the reverse acquisition on January 31, 2003, we anticipated raising additional capital from the equity markets, but this did not come to fruition. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses. Although we were forced to conserve cash and more cautiously grow our business, we expected that increases in revenue from new geographic areas and marketing programs, and a related improvement in gross profit margin, would help offset the increased operating costs of building our infrastructure.

Revenues. Revenues increased $775,395, or 704%, to $885,484 from $110,089. The increase was primarily due to our success in implementing our marketing plan by signing several national advertisers during the quarter, directly and through our channel partner and advertising agency relationships.

Cost of Goods Sold. Cost of goods sold increased $535,030, or 654%, to $616,876 from $81,846. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $240,365, or 851%, to $268,608 from $28,243. The increase was primarily attributed to the significant increase in revenues and sales activity as shown above. The gross profit margin percentage increased to 30% from 26%. Margins improved in the current period as a result of new pricing guidelines and the focus on selling products that offer higher gross profit.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses decreased $14,214, or 4%, to $324,377 from $338,591. The decrease was primarily due to a concerted effort on the Company's part to minimize operating expenses and slowing the expansion of operations.

Loss from operations. Loss from operations decreased $254,579, or 82%, to a loss of $55,769 from a loss of $310,348. The decrease was primarily due to the increase in revenues and gross profit as discussed above.

Other income (expense). Net other expense decreased $2,535, or 25%, to $7,798 from $10,333. The primary component, interest expense, decreased $2,543, or 25%, to $7,803 from $10,346 due to the absence in 2003 of amortization of debt discount incurred in 2002.

Net loss. Net loss decreased $257,114, or 80%, to a net loss of $63,567 from a net loss of $320,681. The decrease in net loss was primarily due to the increase in revenues and gross profit as discussed above.

Results of Operations for the Nine Months Ended September 30, 2003, as Compared to the Nine Months Ended September 30, 2002

Revenues. Revenues increased $987,111, or 154%, to $1,626,335 from $639,224. The increase was primarily due to signing several national advertisers in 2003 as a result of our switch to a focus on these types of accounts in late 2002 and the first half of 2003.

Cost of Goods Sold. Cost of goods sold increased $741,070, or 158%, to $1,211,563 from $470,493. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $246,041, or 146%, to $414,772 from $168,731. The increase was primarily attributed to the significant increase in revenues and sales activity for the period as discussed above. The gross profit margin percentage increased to 30% from 26%. Margins improved in the current period as a result of new pricing guidelines and the focus on selling products that offer higher gross profit.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $700,604, or 98%, to $1,415,044 from $714,440. The increase was primarily due to increases in salaries and wages for the build up of staffing, as well as other costs associated with expanding operations, undertaken earlier in the year, along with professional fees related to the reverse acquisition of National Health and Safety Corporation in 2003. Current period costs comparisons were consistent due to a concerted effort on the Company's part to minimize operating expenses and slowing the expansion of operations.

Loss from operations. Loss from operations increased $454,563, or 83%, to a loss of $1,000,272 from a loss of $545,709. The increase was primarily due to start-up, administrative and marketing costs undertaken earlier in the year associated with building our infrastructure, along with acquisition-related expenses incurred in 2003, partially offset by the increase in revenues and gross profit.

Other income (expense). Net other expense increased $24,494, or 139%, to $42,115 from $17,621. The primary component, interest expense, increased $24,849, or 141%, to $42,505 from $17,656. This increase was due to interest related to additional debt financing incurred in 2003 to provide cash for operations.

Net loss. Net loss increased $479,057, or 85%, to a net loss of $1,042,387 from a net loss of $563,330. The increase in net loss was primarily due to increased selling, administrative and other operating expenses, partially offset by the increase in revenues and gross profit.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. Long-term liquidity requirements will depend on the rate of expansion of our business. In 2003, our inability to raise significant additional equity capital after the National Health and Safety Corporation acquisition in January proved to be a major obstacle to growth and caused us to curtail our expansion plans in the first nine months and for the rest of the year. We believe future operations can be financed at least in part from cash flow, but additional investment from outside investors may be required to fund expansion into new geographic areas and to launch new product initiatives.

ADS Media had cash and cash equivalents of $6,968 as of September 30, 2003, compared to $26,184 as of December 31, 2002.

Working capital (measured by current assets less current liabilities) at September 30, 2003 was a deficit of $702,123 compared to a deficit of $333,852 at December 31, 2002. This decrease in working capital was primarily due to increases in accounts payable, accrued salaries and wages and notes payable to shareholders, partially offset by an increase in accounts receivable.

Changes in Financial Condition

For the nine months ended September 30, 2003, cash used in operating activities totaled $557,108. The use of funds was primarily due to our net loss and an increase in accounts receivable, partially offset by the issuance of common stock and warrants for professional services and an increase in accounts payable and accrued expenses. For the nine months ended September 30, 2002, cash used in operating activities totaled $390,546, which was primarily due to our net loss, partially offset by an increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2003, cash used in investing activities was $0. For the nine months ended September 30, 2002, cash used in investing activities totaled $31,516, primarily due to purchases of computer equipment and furniture.

For the nine months ended September 30, 2003, cash provided by financing activities totaled $537,892 primarily due to proceeds from the sale of common stock and proceeds from notes payable to shareholders, partially offset by payments on notes payable to shareholders. For the nine months ended September 30, 2002, cash provided by financing activities totaled $485,444 primarily due to similar activities.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003. During the third and fourth quarter of 2003, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our Form 10-QSB for the quarter ended September 30, 2003, on time, and we could not, because of the costs involved, complete our quarterly report for this quarter until 2005. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2003. We believe, based on management's review of this Form 10-QSB, that it contains all information required to be included in the quarterly report on Form 10-QSB for the period ended September 30, 2003, but the information was not compiled and the report was not completed within the time periods specified for filing this report. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. During the time period covered by this report, there were no changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2003 through September 30, 2003, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

On three separate occasions, ADS Media issued a total of 251,923 shares of common stock to a director in exchange for professional services. The dates, amounts, and stock prices for these shares are as follows.

Date	Number of Shares	Price per Share
July 2003	76,923	$0.13
August 2003	125,000	$0.08
September 2003	50,000	$0.20

-

In August 2003, ADS Media issued 933,333 shares of the common stock to an investment partnership in which a 5% shareholder is a partner. In addition, ADS Media issued warrants to purchase up to 35,076 shares of common stock at an exercise price of $0.15 per share. This transaction resulted in net proceeds to ADS Media of approximately $140,000 (or $0.15 per share).

-	In August 2003, ADS Media issued warrants to purchase up to 35,076 shares of common stock, at an exercise price of $0.15 per share, to a director in exchange for consulting services.

-

In August 2003, the stock subscription note receivable from a related-party investor matured with a balance owed to ADS Media in the amount of $530,000. Consequently, 2,922,822 shares of common stock issued pursuant to the stock subscription note receivable have been returned to the company and canceled. Additionally, warrants to purchase 142,056 shares of common stock that were issued to a director in connection with the stock subscription note receivable have also been returned to the company and canceled.

-	In September 2003, ADS Media issued 31,250 shares, at a negotiated price of $0.16 per share, to a consultant in exchange for professional services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
31.1+	Certification of the Chief Executive Officer and Chief Financial Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed with this Form 10-QSB

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 17, 2006	ADS MEDIA GROUP, INC.

By: /s/ Clark R. Doyal
Clark R. Doyal
Chief Executive Officer and Chief Accounting Officer

