Form 10KSB
period 2003-12-31
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003	Commission File No. 00024778

ADS MEDIA GROUP, INC.
f/k/a/National Health & Safety Corporation (Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249-3426
(Address of principal executive offices)

Issuer's telephone number: (210) 655-6613

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001

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

The issuer's revenues for the fiscal year ended December 31, 2003, were $1,955,404.

The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 28, 2006, was $225,052, based on that day's closing price on the National Quotation Bureau, Inc. "pink sheets".

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [  ] No

The number of shares of the registrant's common stock outstanding as of December 15, 2005, was 19,095,062.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I		Page

Item 1	Description of Business	1

Overview	1
Plan of Operations	1
Marketing and Distribution	2
Technology Systems Development	2
Market Overview	2
Competition	3
Employees	3

Dividend Policy	5
Recent Sales of Unregistered Securities	5

Item 6	Management's Discussion and Analysis or Plan of Operation	7

Risk Factors and Cautionary Statements	7
Critical Accounting Policies	7
Results of Operations for the Year Ended December 31, 2003, as Compared to the
Year Ended December 31, 2002	8
Liquidity and Capital Resources	9
Changes in Financial Condition	9
Commitments	10

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

ADS Media Group, Inc. ("ADS Media"), through its wholly owned subsidiary, Alternative Delivery Solutions, Inc. ("ADS"), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery. Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, ADS provides its clients access to full service direct marketing, printing, list procurement, database management, and fulfillment. ADS' management is combining their expertise and relationships in direct marketing with sophisticated demographic mapping, tracking, and verification technology to deliver high quality direct marketing services. ADS Media is based in San Antonio, Texas, and serves customers throughout the United States.

ADS Media Group, formerly known as National Health and Safety Corporation ("NHLT"), is a Utah corporation and was incorporated on March 23, 1989.

ADS was incorporated in Texas on October 22, 2001, under the name Distributel Media Distribution, Inc. On January 31, 2003, ADS was acquired by NHLT in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT's common stock. For accounting purposes this combination was treated as a "reverse acquisition" in accordance with APB 16, with ADS treated as the acquiring company. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable upon exercise of an outstanding warrant. The acquisition closed January 31, 2003, subsequent to NHLT's January 30, 2003, shareholder meeting in which the shareholders of NHLT approved a comprehensive plan for refinancing and restructuring of NHLT, including a reverse stock split, discontinuance of NHLT's other business lines, and name change to ADS Media Group, Inc. as described below and in our Form 10-KSB for the year ended December 31, 2002, and Form 8-K dated January 30, 2003.

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

Plan of Operations

During 2003, ADS increased its revenue growth, which was attributable to the realization of several new marketing agreements. Since the inception of the company in 2001, focus has been given to advertising agencies as a source of providing client's needing alternative delivery. The direct-to-door medium provides agencies with an effective print media option to propose and sell to their client base. This is especially true for clients that have a history using direct mail or newspaper inserts. The advantages for direct-to-door include the ability to target specific customer groups, reach every door that meets the desired profile, at a reduced rate from other print media options, and typically result in better response.

Agencies are constantly being asked by their clients to find new and different ways to present their message. Alternative delivery provides them with a new and different choice. The challenge thus far for ADS is to put alternative delivery into the minds of the media directors and buyers at the agency. Through an extensive agency push in 2003, our labor began to pay-off. During the latter part of 2003, a single agency recommendation resulted in the largest door delivery in the company's history, for one of the nation's largest retailers. Other smaller orders started to come in from an assortment of agency groups simultaneously. Given the success that has begun to materialize, we believe that ADS will continue to strengthen its efforts within the advertising agency arena.

ADS supplemented its sales efforts not only by addressing advertising agencies, but also by working directly with target customers. Dealing directly with the marketing organizations of companies in the telecommunications, retail and service industries, ADS began to see delivery orders during the third and fourth quarters of 2003 and prospects presented for even more campaigns over the immediate future. Competition in the telecommunications business provided fertile ground for alternative delivery solutions. This is especially critical when dealing with companies that have very specific geographic footprints that are predicated by their network capabilities. ADS can deliver within those service areas with a high degree of accuracy. Our approach reduces the valuable marketing dollars wasted on communicating with people that cannot take advantage of their service. It allows for higher conversion rates on calls that do come into the provider's call centers, since clients can be served, and they are already educated on the rate plans being offered.

Event driven marketing promotions such as grand openings are beginning to be promoted using direct-to-door advertising, announcing the new locations and opening dates. During 2003, ADS demonstrated the effectiveness of the door medium to generate traffic into new store locations. Retailers and wireless carriers are contemplating formal relationships with ADS for providing ongoing promotional support for upcoming grand opening events. We believe that, as large national retail chains and national communication companies continue to expand into new areas, the need for grand opening support will be strong for years to come. ADS will continue to focus on these, and other, event driven, promotional opportunities.

Marketing and Distribution

ADS continued to develop new channel partners throughout 2003, focusing on supply chain management groups and large commercial printers. Similar to advertising agencies, both printers and supply chain managers represent the needs of advertising prospects for door direct delivery. These activities helped contribute to our revenue growth during 2003.

In anticipation of increased demand, ADS continued to develop its national delivery capacity by seeking new distributors in both large and medium sized markets throughout the U.S., Mexico, Canada, and Puerto Rico. Our efforts to expand capacity were coupled with efforts to control delivery cost and improve overall distribution quality. ADS established and filled the position of Chief Distribution Officer early in 2003 to oversee the development of ADS Media's distribution platform.

Technology Systems Development

In 2003, ADS Media Group launched its website on the Internet, www.adsmediagroup.com. The site includes corporate information about ADS Media and its management and directors, as well as the ability to download filings with the SEC and press releases issued by the company. Additionally, descriptions and schedules of the services and products of ADS are provided for shareholders, media industry analysts and new customers, as well as a password protected extranet for existing customers to track their jobs.

Market Overview

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

Advertisers are looking for better reach and return, and alternate delivery provides both. ADS has access to a national network of delivery resources, providing door-to-door delivery, and can extend this reach utilizing other delivery vendors capable of supplementing the existing delivery network on a city specific basis. Depending on customer requirements, delivery can be performed anywhere in the United States, Mexico, Canada, and Puerto Rico.

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

Competition

The advertising market in general, and the alternative delivery market specifically, are highly competitive, with a proliferation of existing groups at local and regional levels, offering similar services as ADS. In addition to being highly competitive, both of these markets are subject to rapid innovation and technological change, shifting consumer preferences and frequent new product and service introductions. Additionally, competition exists from traditional products and services offered through other marketing mediums and channels, such as newspaper, other print media, television, radio, billboard and internet sites, which may have all or some of the same customers targeted by ADS.

While ADS believes that it can develop a market niche and differentiate itself from its competition by providing customers with the ability to deliver their marketing and advertising in multiple geographic markets and benefit from dealing with one firm (ADS) instead of many individual firms in every geographic market where deliveries are desired, ADS may be susceptible to attempts by others to duplicate its efforts. It is possible that other parties with greater resources will be able to replicate, or improve upon, ADS' business concepts and become market leaders, potentially reducing ADS' future earnings and business opportunities.

Employees

On September 30, 2005, ADS Media and its subsidiary had 9 full-time employees, including 3 in sales and marketing, 4 in distribution and fulfillment services and 2 in general and administrative functions. In addition, it routinely engages outside contractors to perform fulfillment and distribution operations.

ITEM 2. DESCRIPTION OF PROPERTY

At the beginning of 2003, ADS leased office space at 15454 Tradesman, San Antonio, Texas 78249 in Northwest San Antonio. The space contained a total of 28,000 square feet, of which approximately 8,000 square feet was finished office area and the balance was warehouse/assembly space. The property was adequately covered by insurance.

After the closing of the reverse acquisition on January 31, 2003, ADS Media began sharing the space located at 15454 Tradesman, San Antonio, Texas 78249 with ADS.

Effective January 1, 2004, an amendment to the original lease agreement was signed calling for a reduction of leased office space with a corresponding reduction in monthly rent paid by ADS. The amendment also provided for the early termination of the lease by either the landlord or ADS with a written notice to the other party of not less than 60 days. Effective March 31, 2005, this lease was terminated early.

On January 10, 2005, ADS signed an original lease agreement for approximately 6,600 square feet of office/warehouse space at 12758 Cimarron Path, Suite B- 128, San Antonio, Texas 78249. The lease was to commence February 1, 2005 for a period of three (3) years and three (3) months. Effective January 24, 2005, an amendment to the original lease was signed delaying the commencement date of the lease to April 1, 2005, with a term of three (3) years and five (5) months.

3

ITEM 3. LEGAL PROCEEDINGS

ADS Media and its subsidiary, ADS, were not involved in any significant legal proceedings in 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ADS Media's Common Stock was traded in the over-the-counter market and quotations were published on the OTC Bulletin Board under the symbol "ADSM" until December 31, 2003. Effective January 1, 2004, ADS Media began trading in the National Quotation Bureau, Inc. "pink sheets" under "ADS Media Group, Inc."

The following table sets forth the range of high and low bid prices of the Common Stock for the periods indicated as reported by the OTC Bulletin Board and as adjusted for the 1 for 100 reverse stock split on January 31, 2003. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low

2002	0.03	0.001	0.02	0.001	0.01	0.001	0.006	0.001
2003	0.51	0.001	0.38	0.11	0.51	0.07	0.38	0.15

As of December 15, 2005, there were approximately 277 shareholders of record for our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

ADS Media has not declared or paid cash dividends or made distributions in the past, and does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. ADS Media currently intends to retain and reinvest future earnings to finance its operations. Holders of the preferred shares are entitled to receive redemption payments before ADS Media may pay any dividends on its other capital stock.

Recent Sales of Unregistered Securities

From January 1, 2003 through December 31, 2003, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

-

In January 2003, prior to the stock exchange, ADS Media issued 10,714 shares (827,183 post-acquisition shares) of common stock to a related-party investor in exchange for $150,000 in cash ($14.00 per share, or approximately $0.18 per post-acquisition share). ADS Media also issued warrants to purchase 246,663 post-acquisition shares to a director as compensation for services rendered in connection with the acquisition.

-

Also in January 2003, prior to the stock exchange, ADS Media issued 3,005,543 post-acquisition shares of common stock to the related-party investor in exchange for $545,000 in a stock subscription note receivable (approximately $0.18 per post-acquisition share). In addition, ADS Media issued warrants to purchase up to 150,328 post-acquisition shares of common stock, at an exercise price of $0.16 per post-acquisition share, to a director in connection with the stock subscription note receivable. ADS Media received a total of $15,000 in payment of the subscription note. In August 2003, the stock subscription note receivable matured with a balance owed to ADS Media in the amount of $530,000. Consequently, 2,922,822 shares of common stock issued in connection with the note receivable have been returned to the Company for cancellation, and the director agreed to return warrants to purchase 142,056 shares in connection with the subscription note for cancellation.

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

-

On seven separate occasions in 2003, ADS Media issued a total of 508,037 shares of common stock to a director in exchange for professional services. The dates, amounts, and stock prices for these shares are as follows.

Date	Number of Shares	Price per Share
March 2003	55,556	$0.18
April 2003	90,909	$0.11
May 2003	26,316	$0.38
June 2003	83,333	$0.12
July 2003	76,923	$0.13
August 2003	125,000	$0.08
September 2003	50,000	$0.20

-	In 2003, ADS Media also agreed to issue 25,000 shares of common stock and a warrant to purchase an additional 25,000 shares to a director for services in arranging a short term loan.

-

On two occasions after the NHLT acquisition in 2003, ADS Media issued warrants to purchase up to a total of 72,658 shares of common stock to a director in exchange for consulting services. The dates, post-acquisition amounts, and post-acquisition exercise prices for these shares are as follows.

Date	Number of Warrants	Exercise Price per Share
March 2003	37,582	$0.16
August 2003	35,076	$0.15

-	In April 2003, ADS Media issued warrants to purchase up to 160,915 shares of common stock, at an exercise price of $0.13 per share, to a consultant in exchange for professional services.

-	In April 2003, ADS Media issued 131,250 shares, at a negotiated price of $0.16 per share, to two consultants in exchange for professional services.

-

In June 2003, ADS Media issued warrants to purchase up to 249,999 shares of common stock, at an exercise price of $0.12 per share, to three investors in connection with a short-term loan to the company common stock at an exercise price of $0.15 per share. This transaction resulted in net proceeds to ADS Media of approximately $140,000 (or $0.15 per share).

-	In September 2003, ADS Media issued 31,250 shares, at a negotiated price of $0.16 per share, to a consultant in exchange for professional services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 7 of this Report on Form 10-KSB, and Report on Form 8-K dated January 31, 2003. The consolidated financial statements and related footnotes included herein include the financial statements of ADS.

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

Critical Accounting Policies

The financial statements of ADS Media were prepared in accordance with generally accepted accounting principles in the United States, which require ADS Media to make estimates and judgments that affect the reported financial position and results of operations during the reporting period. Our estimates and judgments are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates. If there is a significant unfavorable change to current conditions, it likely will result in a material adverse impact to our business, operating results and financial condition.

Our significant accounting policies and methods used in the preparation of the consolidated financial statements are discussed in Note A to the Notes to Financial Statements in Item 7 of this annual report on Form 10-KSB. We believe that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

-	Concentration of credit risk and accounts receivable;
-	Asset impairment; and
-	Goodwill.

Concentration of Credit Risk and Accounts Receivable: Generally our customers pay 50% - 70% of the total fee in advance and the remaining portion within 45 days of completion of services. Our business model generally requires a deposit by the customer; however, in some cases, we will give minimal credit terms to customers if they have an established and good payment history with us. We extend unsecured credit in the normal course of business to virtually all of our customers. In the event of non-performance of accounts receivable, its maximum exposure is the recorded amount shown on the balance sheets. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems to ADS Media.

ADS Media establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers.

Asset Impairment: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. We have not experienced any events or changes that would indicate that the carrying amounts of any of its long-lived assets might not be recoverable.

Goodwill: We assess the carrying value of goodwill annually and when factors are present that indicate an impairment may have occurred. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. Factors that are considered important which could trigger an impairment review include the following:

-	significant underperformance relative to expected historical or projected future operating results;
-	significant changes in the manner or use of the acquired assets or the strategy for our overall business;
-	significant negative industry or economic trends;
-	significant decline in stock price for a sustained period; and
-	our market capitalization relative to net book value.
-

In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, we do not amortize goodwill. In lieu of amortization, this pronouncement requires that goodwill be evaluated for impairment on an annual basis, beginning January 1, 2002. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples.

At December 31, 2003, we assessed the realizability of the recorded goodwill and other intangibles in accordance with SFAS No. 142. The analysis indicated that goodwill, attributed to the value of a publicly traded "shell" company which we acquired, was impaired, in that its carrying value was greater than fair value. We then used other market methods to estimate the fair value of the assets and liabilities other than goodwill and intangibles. This assessment indicated that goodwill of $450,000 was impaired. As a result, we recorded a non-cash goodwill impairment charge in continuing operations, and will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below its carrying value.

Results of Operations for the Year Ended December 31, 2003, as Compared to the Year Ended December 31, 2002

Through the year ended December 31, 2003, ADS Media incurred significant net losses from operations. After the reverse acquisition on January 31, 2003, we anticipated raising additional capital from the equity markets, but this did not come to fruition. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses. Although we were forced to conserve cash and more cautiously grow our business, we expected that increases in revenue from new geographic areas and marketing programs, and a related improvement in gross profit margin, would help offset the increased operating costs of building our infrastructure.

Revenues. Revenues increased $1,184,214, or 154%, to $1,955,404 from $771,190. The increase was due to our success in the latter part of the year in implementing our marketing plan. We signed several national advertisers and built the infrastructure necessary to implement these types of programs.

Cost of Goods Sold. Cost of goods sold increased $879,321, or 155%, to $1,447,225 from $567,904. The increase was primarily attributed to a corresponding increase in sales as discussed above.

Gross Profit. Gross profit increased $304,893, or 150%, to $508,179 from $203,286. The increase was primarily attributed to a corresponding increase in revenues as discussed above. The gross profit margin percentage was consistent between 2003 and 2002 at 26%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $707,385, or 68%, to $1,743,113 from $1,035,728. The increase was primarily due to salaries and wages for the build up of staffing to accommodate our growth, professional fees related to the acquisition of National Health and Safety Corporation in 2003, costs associated with increased sales volumes, and the additional costs of being a publicly-held company.

Goodwill impairment. Goodwill impairment of $450,000 in 2003 resulted from recording a non-cash charge in continuing operations after the assessment of the realizability of recorded goodwill in accordance with SFAS No. 142 indicated that goodwill was impaired as its carrying value was greater than fair value.

Loss from operations. Loss from operations increased $852,492, or 102%, to a loss of $1,684,934 from a loss of $832,442. The increase was primarily due to start-up, administrative and marketing costs associated with building our infrastructure, along with acquisition-related expenses and the goodwill impairment charge incurred in 2003, without a corresponding increase in gross profit.

Other income (expense). Net other expense increased $14,213, or 39%, to $50,562 from $36,349. The primary component, interest expense, increased $14,916, or 41%, to $51,316 from $36,400. This increase was due to interest related to additional debt financing incurred in 2003 to provide cash for operations.

Net loss. Net loss increased $866,705, or 100%, to $1,735,496 from a net loss of $868,791. The increase in net loss in 2003 over 2002 was primarily due to the increase in operating expenses without a corresponding increase in gross profit.

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

ADS Media had cash and cash equivalents of $19,664 as of December 31, 2003, compared to $26,184 as of December 31, 2002.

Working capital (measured by current assets less current liabilities) at December 31, 2003, was a deficit of $933,513 compared to a deficit of $333,852 at December 31, 2002. This decrease in working capital was primarily due to increases in accounts payable, accrued expenses and customer advance payments, partially offset by increases in net accounts receivable and prepaid expenses.

Changes in Financial Condition

For the year ended December 31, 2003, cash used in operating activities totaled $541,360. The use of funds was primarily due to our net loss and increases in net accounts receivable and prepaid expenses, partially offset by goodwill impairment, common stock and warrants issued for professional services, and increases in accounts payable and accrued expenses and customer advance payments. For the year ended December 31, 2002, cash used in operating activities totaled $634,371, which was primarily due to our net loss, partially offset by increases in accounts payable and accrued expenses.

For the year ended December 31, 2003, cash used in investing activities totaled $2,313 due to capital expenditures. For the year ended December 31, 2002, cash used in investing activities totaled $31,516, primarily due to purchases of computer equipment and furniture.

For the year ended December 31, 2003, cash provided by financing activities totaled $537,153 due mainly to proceeds from the sale of common stock and proceeds from notes payable to shareholders, partially offset by payments on notes payable to shareholders. For the year ended December 31, 2002, cash provided by financing activities totaled $664,974 due to similar activities.

Commitments

ADS leased office space at 15454 Tradesman, San Antonio, Texas 78249. The space contained a total of 28,000 square feet, of which approximately 8,000 square feet was finished office area and the balance was warehouse/assembly space. The lease, dated October 14, 2002, was for three (3) years, with the total rent being approximately $10,000 per month in year one, increasing to $11,000 per month in years two and three. The property was adequately covered by insurance.

After the closing of the reverse acquisition on January 31, 2003, ADS Media began sharing the space located at 15454 Tradesman, San Antonio, Texas 78249 with ADS.

Effective January 1, 2004, an amendment was signed to the original lease agreement (dated October 14, 2002) between Cadena Enterprises, Inc. ("Cadena") and ADS calling for a reduction of leased office space with a corresponding reduction in monthly rent paid by ADS from $10,000 per month to $4,000 per month. The amendment also provided for the early termination of the lease by either Cadena or ADS with a written notice to the other party of not less than 60 days. Additionally, all past due amounts owed by ADS to Cadena for unpaid rents, property taxes and insurance charges were combined and set forth in a Promissory Note dated January 1, 2004 in the amount of $65,403. The Promissory Note carries an annual interest rate of 5.5%, is due and payable in quarterly installments of $1,500 or more beginning on April 1, 2004, and continuing quarterly thereafter until paid in full, provided that all remaining amounts due are payable in full on February 1, 2005. Effective February 1, 2005, the Promissory Note was renewed, payable in monthly installments of $1,500 beginning September 1, 2005. Effective March 31, 2005, this lease was terminated early.

On January 10, 2005, ADS signed an original lease agreement for approximately 6,600 square feet of office/warehouse space at 12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249. The lease was to commence February 1, 2005 for a period of three (3) years and three (3) months. Effective January 24, 2005, an amendment to the original lease was signed delaying the commencement date of the lease to April 1, 2005, with a term of three (3) years and five (5) months. Base monthly rent shall be $0 per month for the first three months, $3,967 per month for the next nine months, $4,588 per month in year two, $4,993 per month in year three, and $5,128 per month for the final five months. Monthly operating expenses (including amounts for taxes, insurance, and common area maintenance) are in addition to the base monthly rent. The property is adequately covered by insurance.

Seasonality

ADS's business historically has not been seasonal.

ITEM 7. FINANCIAL STATEMENTS.

The information required by this item is set forth in ADS Media's Consolidated Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In 2002 we engaged King Griffin & Adamson P.C. ("KGA") as the independent accountants for Alternative Delivery Solutions, Inc. Our Board of Directors directed and approved the decision to engage KGA.

Effective with the January 31, 2003, exchange offer, KGA resigned to allow Sprouse & Anderson, LLP to be engaged as the independent accountants for ADS Media. Our Board of Directors approved the engagement of Sprouse & Anderson, LLP as ADS Media's new independent accountants effective as of October 1, 2002. KGA did not issue any reports on the consolidated ADS Media financial statements for any fiscal years prior to its resignation. In connection with KGA's review of our interim financial statements through September 30, 2002, there were no disagreements with KGA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KGA, would have caused KGA to make reference to such disagreements for those interim periods.

ITEM 8A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. During early 2004, we were unable to pay for the costs of independent auditing or to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our Form 10-KSB for fiscal 2003 or 2004 on time, and we could not, because of the costs involved, complete our 2003 audit until 2005. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of the end of fiscal 2003. We believe, based on management's review of this Form 10-KSB, that it contains all information required to be included in the annual report on Form 10-KSB for 2003, but the information was not compiled and the report was not completed within the time periods specified for filing this report. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. During the time period covered by this report, there were no changes in our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions held with ADS Media by its directors and executive officers.

Name	Age*	Positions Held

Clark R. "Dub" Doyal	57	Chairman, Chief Executive Officer, President and Director, Chairman and Chief Executive Officer of subsidiary ADS

James D. (Jim) Schell	46	Vice President, Secretary, Treasurer and Director, President of subsidiary ADS

Gary J. Davis	51	Director

Bryan Forman	43	Director

* Age of directors and executive officers is determined as of August 1, 2005.

All directors hold office until the next annual meeting of shareholders and serve until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors.

Pursuant to the provisions of the stock exchange agreement between NHLT and ADS, one of those directors, Jimmy E. Nix, II, resigned as a director of ADS Media on February 3, 2003. One seat on the five member board of ADS Media has been vacant since the resignation of Mr. Nix. The bylaws provide that vacant seats on the board may be filled by the remaining directors.

Director and Officer Profiles

Clark R. "Dub" Doyal is the Chairman, Chief Executive Officer, President and a director of ADS Media Group. Mr. Doyal is also the Chairman and Chief Executive Officer of Alternative Delivery Solutions, Inc. Mr. Doyal has over 30 years experience in printing and direct marketing, having owned and built a number of successful companies during his career that provided marketing services. In 1981, Mr. Doyal started a business called Clear Visions Printing and Mailing, to compete with almost 140 other printers in San Antonio. In 1995, Mr. Doyal sold Clear Visions to Consolidated Graphics, after taking the company to the number one spot in San Antonio. Since then, Mr. Doyal has built and sold his interest in a couple of companies in the alternate delivery industry, including one in Mexico City called Quicklink, SA, which provided door distribution to over 600,000 households on a weekly basis. In late 1998, Mr. Doyal formed Delivery and Communications, Inc., a local and regional supplier of door delivery services, and sold his interest in that company prior to forming ADS in 2001 to specifically serve the growing demand for national door direct delivery. Mr. Doyal is a graduate of Louisiana State University.

James D. (Jim) Schell is Vice President, Secretary, Treasurer and a director of ADS Media. He is also President of its operating subsidiary, ADS, and was recently recruited to lead the effort to build national client relationships, along with providing marketing support specific to ADS's product development and marketing strategy. He joined ADS in November, 2001. For the 20 years before his move to ADS, Mr. Schell worked for SBC Communications, Inc., focusing on development and implementation of numerous regional and national product initiatives. He also spent 8 years managing regional sales operations for Southwestern Bell Yellow Pages. Mr. Schell received his B.B.A. in Marketing from Texas Tech University.

Gary J. Davis is a director of ADS Media. Mr. Davis is the founder, president, CEO and sole shareholder of First Advisors, Inc., which is involved in business consulting and investing private investment capital in start-up and early portion of his career in a wide range of capital raising endeavors, including debt and equity for real estate ventures and private equity capital for business ventures. Additionally, Mr. Davis is a director of Ashley Laurent, Inc., a software company offering integrated network security solutions. Mr. Davis was the chairman, president and CEO of NHLT from February 9, 2001, to January 30, 2003, and has served on the board of directors of NHLT and ADS Media from 2001 to the present.

Bryan Forman is a director of ADS Media and has provided legal services to NHLT as outside counsel since April 2002. Mr. Forman serves as founder and co-manager of The Privet Fund, LP, a hedge fund specializing in the private finance of publicly traded companies. Since 1991, Mr. Forman has focused his career in the ownership and executive management of three NASD registered broker-dealers, most recently serving as chairman and chief executive officer of First Avantus Securities, Inc. from January 1996 until April of 2002. Mr. Forman continues to hold an NASD Series 7 license with First Avantus. Mr. Forman is an attorney licensed to practice in Texas and periodically serves as an arbitrator in the securities industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission regulations to provide us with copies of all Section 16(a) forms that they file.

One director, Bryan Forman, filed a late report on Form 5 of his acquisition of 100,000 shares of our common stock from the Company for professional services in October 2003.

Based solely upon a review of the copies of the forms furnished to the Company, or representations from certain reporting persons that no reports were required, the Company believes that no other persons failed to file required reports on a timely basis during or in respect of 2003.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation of the Chief Executive Officer and the other most highly compensated executive officers of ADS Media and its subsidiaries during the past year (the "Named Executive Officers").

Summary Compensation Table
Name	Year	Salary (1)	Bonus	Other Annual Compensation
Clark R. "Dub" Doyal,	2003	$222,523	-0-	-0-
Chief Executive Officer	2003	105,046	-0-	-0-
	2001	11,077	-0-	-0-

James D. (Jim) Shell,	2003	$172,095	-0-	-0-
Vice President, Secretary,	2002	135,415	-0-	-0-
Treasurer	2001	5,538	-0-	-0-

(1) Includes $110,831 and $80,710 in salary voluntarily deferred in 2003 by Mr. Doyal and Mr. Schell, respectively. Also includes $14,769 in salary voluntarily deferred in 2002 by Mr. Doyal. These salaries will remain deferred until such time as cash flow permits payment.

No Option/SAR Grants in Last Fiscal Year. There were no stock option or stock appreciation rights ("SAR") grants made to any Named Executive Officers during the year ended December 31, 2003.

No Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. There were no options exercised during 2003 or options held at December 31, 2003 by the Named Executive Officers. No SARs have been granted.

Compensation of Directors. No compensation was paid to any Director in 2003 in connection with their board service. ADS Media does reimburse its directors for reasonable expenses associated with attending board or committee meetings.

Employment Agreements. ADS Media's subsidiary, ADS, has employment agreements with Mr. Doyal, who serves as Chairman, Chief Executive Officer and President of ADS Media and Chairman and Chief Executive Officer of ADS, and with Mr. Schell, who is Vice President, Secretary, and Treasurer of ADS Media, and President of ADS. Mr. Doyal's agreement provides for a base salary of $168,000 in 2004 and $299,520 in 2005. Mr. Schell's agreement provides for a base salary of $168,000 in 2004 and $249,600 in 2005. Because of a lack of revenues, both Mr. Doyal and Mr. Schell have foregone a substantial amount of their agreed compensation in 2002 and 2003. Both Mr. Doyal's and Mr. Schell's employment agreements are for three year terms ending in December 2005. Each executive may terminate the agreement at any time on 30 days' notice. ADS may terminate each agreement at any time without cause on 30 days' notice, in which case payment of 6 months' compensation as severance is required, or at any time for cause. The agreements also provide for incentive bonus based on whether the company achieves a target income before taxes, determined by the board of directors. We make available to the executives the same employee benefits generally made available to other managers and employees. The agreements contain non-competition clauses for 24 months after termination of the agreement and provisions regarding confidentiality of company information.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of December 31, 2003, the beneficial ownership of our common stock held by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our directors and Named Executive Officers as a group. Unless indicated otherwise, the address of each person listed below is c/o ADS Media Group, Inc., 12758 Cimarron Path, Suite B-128, San Antonio, Texas, 78249.

Name of Beneficial Owners	Number of Shares Beneficially Owned (1)	Percentage of Ownership (2)
Gavin M. Gray (6) 701 Brazos Street, Suite 960 Austin, Texas 78701	1,856,814	9.8%
Clyde J. Berg 600 Congress Ave. Austin, Texas 78701	1,565,846	8.3%

Executive Officers and Directors:
Clark R. "Dub" Doyal	4,915,025	26.1%
James D. (Jim) Schell	1,698,527	9.0%
Gary J. Davis (3) (4) 3811 Bee Cave Rd, Suite 210 Austin, Texas 78746	2,931,387	15.5%
Bryan T. Forman (3) (5) 6836 Bee Cave Rd, Suite 242 Austin, Texas 78746	3,182,907	16.3%
All Executive Officers and Directors as a Group (4 persons) (3)	10,825,308	55.3%

(1)

Pursuant to the rules of the Securities and Exchange Commission, a person or group is deemed to have "beneficial ownership" of any shares with regard to which such person or group has or shares voting or investment power or has or shares the right to acquire such power within 60 days of December 31, 2003, such as pursuant to the conversion or exchange of securities or the exercise of stock options or warrants.

For purposes of computing the percentage of outstanding shares held by any person or group of persons, shares that such person or group has the right to acquire within 60 days of December 31, 2003 are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)

Based on 18,858,900 shares of common stock outstanding as of December 31, 2003. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2003 plus the number of shares issuable to that owner on exercise of options and warrants and the number of common shares into which the owner's preferred shares are convertible, and dividing by the total number of outstanding shares plus that owner's option, warrant and preferred conversion shares. Each Series A and Series B Preferred Share is convertible into five (5) shares of Common Stock. Each Warrant is convertible into one (1) share of Common Stock.

(3)

Mr. Davis and Mr. Forman are the President and Managing Member, respectively, of two co-general partners of ADS Equity Partners, L.P. ("ADS Equity"), which owns 1,902,538 shares of ADS Media common stock. Because they have joint power to vote the shares owned by ADS Equity, each of them may be deemed to be beneficial owner of all the common stock owned by ADS Equity pursuant to Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended. Accordingly, the 1,902,538 shares of ADS Media that ADS Equity owns are included in the number of shares both Mr. Davis and Mr. Forman own and in the number of shares owned by all officers and directors as a group.

(4)

Includes 90,000 shares issuable on the exercise of options, 590,571 shares held by partnerships in which Mr. Davis is a partner, and 264,278 shares held by a corporation of which Mr. Davis is the sole shareholder.

(5)	Includes 25,000 shares to be issued to Mr. Forman for services rendered and 617,332 shares issuable on the exercise of warrants.

(6)	Includes 1,674,405 shares and warrants to purchase up to 35,076 shares held by partnerships in which Mr. Gray is a partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time in 2003, ADS Media issued securities to officers, directors and 5% shareholders as detailed in Item 5 - Market for Common Equity and Related Stockholder Matters, Recent Sales of Unregistered Securities.

During the years ended December 31, 2003 and 2002, ADS Media purchased $63,175 and $46,369, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of ADS Media own a non-controlling interest. As of December 31, 2003 and 2002, ADS Media owed Laser Dimensions $12,678 and $8,952, respectively.

In 2002, ADS Media received cash and fixed assets of $38,460 from an officer, offsetting a $1,000 receivable from officer, and resulting in a payable to officer of $37,460 as of December 31, 2002. In 2003, ADS Media received cash of $294 from the officer in exchange for a payable to officer.

In 2002, ADS Media issued 10,714 shares (827,183 post-acquisition shares) of common stock to an investment partnership in which a 5% shareholder is a partner in exchange for $150,000 in cash.

In 2002, ADS Media issued 8,929 shares (689,370 post-acquisition shares) of common stock to a 5% shareholder in exchange for $125,000 in cash.

In 2002, ADS Media issued warrants to purchase up to 3,429 shares (264,739 post-acquisition shares) of common stock to a director in exchange for consulting services.

In 2002, ADS Media issued 12,857 shares (992,634 post-acquisition shares) of common stock to a related-party investor in exchange for $180,000 in cash.

ITEM 13. EXHIBITS

10.1	Management Services Consulting Agreement between Austin Capital, LLC and ADS Media Group, Inc.

10.2	Second Amendment to Lease Agreement between Cadena Enterprises, Inc. and Alternative Delivery Solutions, Inc., dated January 1, 2004.

10.3	Non-Recourse Promissory Note from Alternative Delivery Solutions, Inc., to John & Maria Cadena Family Partnership, Ltd., dated January 1, 2004

10.4	Employment Agreement between Clark R. "Dub" Doyal and ADS.

10.5	Employment Agreement between James D. Schell and ADS.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our independent auditors for fiscal 2002 were King Griffin & Adamson P.C., ("KGA"). Beginning in fiscal 2003, our board appointed Sprouse & Anderson, LLP as our independent auditors. See, Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The fees billed to ADS Media by KGA are shown in the table below.

Year Ended December 31,
	2003	2002

Audit fees	$ 1,000	$ 17,365
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$ 1,000	$ 17,365

The fees billed to ADS Media by Sprouse & Anderson, LLP are shown in the table below.

	Year Ended December 31,
	2003	2003

Audit fees	$ 23,300	$ 11,000
Audit-related fees	-	-
Tax fees	2,000	-
All other fees	-	-
	$ 25,300	$ 11,000

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of ADS Media's consolidated financial statements and are not reported under "Audit Fees."

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than for services reported above.

Pre-Approval Policy and Procedures

It is the Board of Director's policy to pre-approve all services provided by Sprouse & Anderson, LLP. All services provided by Sprouse & Anderson, LLP or KGA during the years ended December 31, 2003 and 2002 were pre-approved by the Board of Directors.

As of the date of this filing, ADS Media's current policy is to not engage Sprouse & Anderson, LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that ADS Media engage Sprouse & Anderson, LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 17, 2006	ADS Media Group, Inc.

By: /s/ Clark R. Doyal
Clark R. Doyal
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clark R. Doyal	Chairman, Chief Executive Officer,	March 17, 2006
Clark R. Doyal	President and Director (Principal Executive,
Financial and Accounting Officer)

/s/ James D. Schell	Vice President, Secretary, Treasurer and	March 17, 2006
James D. Schell	Director

/s/ Gary J. Davis	Director	March 17, 2006
Gary J. Davis

/s/ Bryan T. Forman	Director	March 17, 2006
Bryan T. Forman

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ADS Media Group, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ADS Media Group, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADS Media Group, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Sprouse & Anderson, LLP
Austin, Texas
March 31, 2005

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$ 19,664	$ 26,184
Accounts receivable (net of allowance for doubtful accounts of $37,447 in 2003 and $34,000 in 2002)	139,644	42,276
Prepaid expenses	103,309	13,114
Other current assets	1,700	10,000

Total current assets	264,317	91,574

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572	16,572
Computer equipment	47,126	44,813
Less: accumulated depreciation	(32,994)	(15,053)

Total property and equipment, net	30,704	46,332

GOODWILL	250,000	-

OTHER ASSETS	11,500	11,500

TOTAL ASSETS	$ 556,521	$ 149,406

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2003	2002

CURRENT LIABILITIES
Accounts payable	$ 372,223	$ 152,375
Customer advance payments	114,707	-
Accrued salaries and wages	367,415	40,501
Accrued liabilities	127,267	76,256
Due to officer - related party	37,754	37,460
Notes payable to shareholders	175,000	115,000
Other current liabilities	1,263	987
Obligations under capital leases	2,201	2,847

I Total current liabilities	1,197,830	425,426

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	4,553	6,754

Total liabilities	1,202,383	432,180

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 0 shares issued and outstanding, respectively	14	-
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,858,900 shares issued and outstanding at December 31, 2003; no par value, 500,000 shares authorized, 134,286 shares issued and outstanding at December 31, 2002	18,859	679,999
Additional paid-in capital	2,033,534	-
Accumulated deficit	(2,698,269)	(962,773)

Total shareholders' equity (deficit)	(645,862)	(282,774)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 556,521	$ 149,406

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2003	2002

REVENUES	$ 1,955,404	$ 771,190

COST OF GOODS SOLD	1,447,225	567,904

Gross profit	508,179	203,286

OPERATING EXPENSES
Selling, administrative and other operating expenses	1,743,113	1,035,728
Goodwill impairment	450,000	-

Total operating expenses	2,193,113	1,035,728

Loss from operations	(1,684,934)	(832,442)

OTHER INCOME (EXPENSE)
Interest expense	(51,316)	(36,400)
Interest and other income	754	51

Loss before income taxes	(1,735,496)	(868,791)

INCOME TAXES	-	-

NET LOSS	$ (1,735,496)	$ (868,791)

NET LOSS PER SHARE, basic and diluted	$ (0.09)	$ (0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	18,807,762	8,299,855

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional
					Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2001	-	$ -	100,000	$ 1,000	$ -	$ (93,982)	$ (92,982)

Common stock returned to the Company by sole shareholder	-	-	(12,000)	-	-	-	-
Common stock issued in connection with obtaining debt financing	-	-	2,000	27,999	-	-	27,999
Conversion of note payable into common stock	-	-	10,000	171,000	-	-	171,000
Common stock issued for cash	-	-	34,286	480,000	-	-	480,000
Net loss for the year	-	-	-	-	-	(868,791)	(868,791)

Balance at December 31, 2002	-	$ -	134,286	$ 679,999	$ -	$ (962,773)	$ (282,774)

Acquisition of ADS by NHLT as reverse acquisition	16,644	17	4,566,782	4,567	695,416	-	700,000
Receipt of ADS common stock in exchange for ADS media common stock	-	-	(134,286)	(679,999)	679,999	-	-
Issuance of ADS Media common stock in exchange for ADS common stock	-	-	10,367,655	10,368	(10,368)	-	-
Common stock issued for cash	-	-	2,814,459	2,814	477,186	-	480,000
Common stock issued for services	-	-	1,095,694	1,096	150,344	-	151,440
Warrants issued for services	-	-	-	-	20,919	-	20,919
Warrants issued in connection with obtaining debt financing	-	-	-	-	20,049	-	20,049
Conversion of preferred shares into common stock	(2,862)	(3)	14,310	14	(11)	-	-
Net loss for the year	-	-	-	-	-	(1,735,496)	(1,735,496)

Balance at December 31, 2003	13,782	$ 14	18,858,900	$ 18,859	$2,033,534	$(2,698,269)	$ (645,862)

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,735,496)	$ (868,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	450,000	-
Bad debt expense	5,274	55,583
Depreciation expense	17,941	14,483
Issuance of common stock and warrants for services	172,359	-
Issuance of warrants in connection with obtaining debt financing	20,049	-
Amortization of debt discount	-	27,999
(Increase) decrease in assets:
Accounts receivable	(102,642)	(55,354)
Prepaid expenses and other assets	(81,895)	(33,614)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	598,343	227,785
Customer advance payments	114,707	(2,462)

Total adjustments	1,194,136	234,420

Net cash used in operating activities	(541,360)	(634,371)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,313)	(31,516)

Net cash used in investing activities	(2,313)	(31,516)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	480,000	480,000
Proceeds from notes payable to shareholders	90,000	211,000
Payments on notes payable to shareholders	(30,000)	(25,000)
Proceeds from notes payable to shareholders - related party	10,000	-
Payments on notes payable to shareholders - related party	(10,000)	-
Payments on capital lease obligations	(2,847)	(1,026)

Net cash provided by financing activities	537,153	664,974

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6520)	(913)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,184	27,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 19,664	$ 26,184

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year ended December 31,
	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$17,916	$5,853

Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:

Goodwill acquired in acquisition of ADS	$700,000	$-

Conversion of ADS shares to ADS media shares	$10,368	$-

Issuance of common stock and warrants in exchange for services	$172,359	$-

Conversion of notes payable to common stock	$-	$171,000

Issuance of warrants in connection with obtaining debt financing	$20,049	$-

Property acquired under capital lease obligations	$-	$10,627

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

ADS Media Group, Inc. (the "Company" or "ADS Media"), through its wholly owned subsidiary Alternative Delivery Solutions, Inc. ("ADS"), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery. Services provided include the creation, packaging and delivery of direct marketing materials (e.g., brochures, coupons, advertisements, etc.) to targeted audiences. In addition to alternate delivery, ADS provides its clients direct marketing, printing, list procurement, database management and fulfillment services, primarily through outsourcing arrangements with third party vendors. The Company is based in San Antonio, Texas and serves customers and markets throughout the United States.

ADS Media, formerly known as National Health and Safety Corporation ("NHLT"), is a Utah corporation incorporated on March 23, 1989. ADS was incorporated in Texas on October 22, 2001 under the name Distributel Media Distribution, Inc. The name was changed to Alternative Delivery Solutions, Inc. in 2002. On January 31, 2003, ADS was acquired by NHLT in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT's common stock. For accounting purposes this combination was treated as a "reverse acquisition" in accordance with APB 16, with ADS treated as the acquiring company. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable upon exercise of outstanding warrants. The remaining 4,900,002 shares (25%) were owned by the pre-stock exchange NHLT shareholders, including shares issuable upon the conversion of outstanding preferred stock and the exercise of outstanding options. The Company acquired the 4,900,002 shares of NHLT for a total value of $700,000, which represented the excess purchase price over fair value of assets acquired in the acquisition of ADS by NHLT and was recorded as goodwill.

The historical financial statements prior to January 31, 2003, are those of ADS. Pro forma information giving effect to the acquisition as if the acquisition took place on January 1, 2002 and 2003 is discussed at Note M.

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

Concentration of Credit Risk and Accounts Receivable

The Company extends unsecured credit in the normal course of business to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which may ultimately become uncollectible. In the event of non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheets. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems to ADS Media.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for computer equipment and five years for furniture and fixtures. Repairs and maintenance costs are expensed as incurred and improvements are capitalized. Depreciation expense for the years ended December 31, 2003 and 2002 was $17,941 and $14,483, respectively.

Goodwill

Goodwill represents the excess purchase price over fair value of assets acquired in the acquisition of ADS by NHLT on January 31, 2003 in the amount of $700,000. Goodwill is being accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." This pronouncement decrees that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002.

The Company assesses the carrying value of goodwill annually and when factors are present that indicate an impairment may have occurred. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. Factors that are considered important which could trigger an impairment review include the following:

-	significant underperformance relative to expected historical or projected future operating results;
-	significant changes in the manner or use of the acquired assets or the strategy for our overall business;
-	significant negative industry or economic trends;
-	significant decline in stock price for a sustained period; and
-	our market capitalization relative to net book value.

At December 31, 2003, the Company assessed the realizability of the recorded goodwill and other intangibles in accordance with SFAS No. 142. The analysis indicated that goodwill, attributed to the value of a publicly traded "shell" company which we acquired, was impaired, in that its carrying value was greater than fair value. The Company then used other market methods to estimate the fair value of the assets and liabilities other than goodwill and intangibles. This assessment indicated that goodwill of $450,000 was impaired. As a result, for the year ended December 31, 2003, the Company impaired its stated goodwill value by $450,000 from $700,000 to $250,000 by recording a non-cash goodwill impairment charge in continuing operations. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below its carrying value.

Revenue Recognition

The Company recognizes revenue upon completion of project for fulfillment revenues, upon mailing of product for direct mail revenues and upon delivery of product to consumer for alternative delivery revenue. Services are generally not subject to "rights of return" unless the Company did not perform services in accordance with the contract.

Income Taxes

The Company records income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 (as amended), the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (as amended).

The Company uses the intrinsic value method to account for stock-based employee compensation. During 2003 and 2002, the Company did not incur any compensation cost under APB No. 25 for options granted under the Plan. For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option's vesting period. Had the Company determined compensation cost consistent with SFAS No. 123 and SFAS No. 148 using the fair value method, the Company's net loss and net loss per common share for the years ended December 31, 2003 and 2002 would approximate the pro forma amounts as shown below:

	For the Year Ended December 31,
	2003	2002

Net loss, as reported	$ (1,735,496)	$ (868,791)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(12,500)	-
Pro forma net loss	$ (1,747,996)	$ (868,791)

Net loss per share:
Basic and diluted -
As reported	$ (0.09)	$ (0.10)

Pro forma	(0.09)	$ (0.10)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of each stock option granted in 2003 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions:

2003

Dividend Yield	0%
Interest Rate	10%
Implied Volatility	50%
Expected Option Life	56 Months

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Net Loss Per Common Share

Basic earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. However, as the Company incurred losses in all years presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect.  Therefore, basic and diluted per share amounts are the same in all years presented.

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

Recently Issued Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement was effective for the Company's fiscal year ending December 2003.  The Company does not believe that the adoption of this pronouncement had a material effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation". This statement amends FASB 123, to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB 123 to require prominent disclosures in interim and annual financial statements. All stock-based compensation will be accounted for under this guidance.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement was effective July 1, 2003 and establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liabilities and equity. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net loss and net loss per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. The adoption of this statement will have the effect of increasing net loss and net loss per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

NOTE B - NOTES PAYABLE TO SHAREHOLDERS

Notes payable to shareholders consist of the following at December 31, 2003 and 2002:
	December 31,
	2003	2002
Uncollateralized note payable bearing interest at 6%, principal and interest payable in full upon maturity, matured September 23, 2002 and is currently due on demand.	$ 40,000	$ 40,000

Uncollateralized note payable wit no stated interest rate, payable in two equal installments, matured on December 31, 2002, renewed bearing interest at 6%, principal and interest payable monthly until paid in full. Renewed April 1, 2003, bearing interest at 10%, principal and interest payable in full upon maturity, matures on April 1, 2004.	15,000	25,000

Uncollateralized note payable with no stated interest rate, payable in full upon maturity, matures on August 16, 2003. Renewed December 31, 2002, bearing interest at 10%, principal and interest payable monthly until paid in full. Renewed April 1, 2003, bearing interest at 10%, principal and interest payable in full upon maturity, matures on April 1, 2004.	50,000	50,000

Uncollateralized note payable bearing interest at 10%, payable in full upon maturity, matures on April 1, 2004.	30,000	-

Uncollateralized note payable bearing interest at 10%, payable in full upon maturity, matures on April 1, 2004.	40,000	-
	$ 175,000	$ 115,000

Since its inception the Company has issued notes payable to its shareholders primarily for working capital purposes. In connection with obtaining the debt in 2002, the Company issued 2,000 shares (154,412 post-acquisition shares) of common stock. This stock was valued on the date of the original stock issuance and recorded as a debt discount in 2002 and was amortized over the term of the debt.

NOTE C - CAPITAL LEASE OBLIGATIONS

The Company is leasing certain equipment under capital leases. Capital leases payable at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Capital leases for computer equipment due in monthly installments through 2006	$ 7,783	$ 11,462

Less interest	1,029	1,861

Less current portion	2,201	2,847

Obligations under capital leases, long-term	$ 4,553	$ 6,754

Scheduled maturities for capital lease obligations for the years ended December 31, are as follows:

2004	$ 2,201
2005	2,342
2006	2,211

Total	$ 6,754

The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2003 and 2002, are as follows:

	2003	2002

Cost	10,627	10,627
Accumulated depreciation	4,302	1,199

Net leased property under capital leases	6,325	9,428

NOTE D - WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

The weighted average number of shares outstanding for the period ended December 31, 2002 was calculated using the pro forma number of shares outstanding at December 31, 2002 as if the reverse acquisition and reverse stock split had occurred on December 31, 2002.

NOTE E - CAPITAL STOCK

Preferred stock Series A

The Company is authorized to issue up to 40,000 shares of Series A Preferred Stock, par value $.001 per share, of which 13,616 shares were issued and outstanding as of December 31, 2003. Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into five (5) shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

Preferred stock Series B

The Company is authorized to issue up to 6,000 shares of Series B Preferred Stock, par value $.001 per share, of which 166 shares were issued and outstanding as of December 31, 2003. Each Series B share has a $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five (5) shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

Common stock

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

In 2002, the sole shareholder returned 12,000 shares (926,470 post-acquisition shares) of common stock to the Company.

In 2002, the Company issued 2,000 shares (154,412 post-acquisition shares) of common stock in connection with obtaining debt financing, with $27,999 recorded as debt discount.

In 2002, the Company converted a note payable to shareholder in the amount of $171,000 into 10,000 shares (772,058 post-acquisition shares) of common stock.

In 2002, the Company issued 34,286 shares (2,647,077 post-acquisition shares) of common stock, at a price of $14.00 per share ($0.18 per share post-acquisition), in exchange for $480,000 in cash. In 2003, the Company issued 2,731,738 shares of common stock, at prices ranging from $0.15 to $0.18 per share, in exchange for $465,000 in cash.

In January 2003, prior to the stock exchange, the Company issued 38,929 shares (3,005,543 post-acquisition shares) of common stock in exchange for $545,000 in a stock subscription note receivable. In March 2003, a payment of $15,000 was made on the note receivable (representing 82,721 post-acquisition shares of common stock). In August 2003, the remaining stock subscription note receivable matured with a balance owed to the Company of $530,000. Consequently, 2,922,822 post-acquisition shares of common stock that were issued pursuant to the stock subscription note receivable have been returned to the company and canceled.

In 2003, the Company issued 1,095,694 shares of common stock, at prices ranging from $0.08 to $0.38 per share, in exchange for professional services totaling $151,440.

NOTE F - STOCK WARRANTS

In 2002, the Company issued warrants to purchase up to 3,429 shares (264,739 post-acquisition shares) of common stock in exchange for consulting services. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.16 per share post-acquisition through 2007. In 2003, the Company issued warrants to purchase up to 72,658 shares of common stock in conjunction with the purchase of common stock. These warrants enable the holder to purchase shares of the Company's common stock at exercise prices ranging from $0.15 to $0.16 per share through 2008.

In 2003, the Company issued warrants to purchase up to 319,321 shares of common stock in exchange for consulting services. These warrants enable the holder to purchase shares of the Company's common stock at exercise prices ranging from $0.15 to $0.16 per share through 2008.

In 2003, the Company issued warrants to purchase up to 160,915 shares of common stock in exchange for professional services. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.13 per share through 2008. The Company recorded $20,919 in expenses related to the issuance of these warrants.

In 2003, the Company issued warrants to purchase up to 249,999 shares of common stock in connection with a short-term loan to the company. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.12 per share through 2008. The Company recorded $20,049 in expenses related to the issuance of these warrants.

In January 2003, the Company issued warrants to purchase up to 150,328 post-acquisition shares of common stock in connection with the stock subscription note receivable. In March 2003, a payment of $15,000 was made on the note receivable (representing warrants to purchase up to 8,272 post-acquisition shares of common stock). In August 2003, the remaining stock subscription note receivable matured with a balance owed to the Company of $530,000. Consequently, warrants to purchase 142,056 shares of common stock that were issued in connection with the stock subscription note receivable have also been returned to the company and canceled. The remaining 8,272 warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.16 per share through 2008.

The following is a summary of outstanding warrants (as if the acquisition and reverse stock split had occurred on January 1, 2002):

	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2002	-	$ -

Granted	264,739	$ 0.16
Exercised	-	-
Canceled	-	-

Warrants outstanding at December 31, 2002	264,739	$ 0.16

Granted	953,221	$0.12 - 0.16
Exercised	-	--
Canceled	(142,056)	$ 0.16

Warrants outstanding at December 31, 2003	1,075,904	$0.12 - 0.16

NOTE G - STOCK OPTIONS

Prior to completion of the exchange offer, on January 30, 2003, NHLT's shareholders approved the 2002 Employees and Consultants Stock Option Plan, granting 250,000 options (25,000,000 pre-reverse stock split options) to acquire shares of the Company's common stock at an exercise price of $0.10 per share ($0.001 per share pre-reverse stock split). The options vested immediately and expire on October 6, 2007. No other stock options were granted in 2003. No stock options were exercised, forfeited, or expired in 2003.

At December 31, 2003, the weighted average remaining contractual life of stock options outstanding was 3.8 years, with 250,000 options exercisable at a weighted average exercise price of $0.10 per share.

NOTE H - OPERATING LEASE OBLIGATIONS

The Company leases office and warehouse space and certain equipment under operating lease agreements having terms expiring at various dates through August 2008. The future minimum annual payments required under the leases at December 31, 2003 are as follows:

2004	$ 62,521
2005	59,262
2006	77,799
2007	76,574
2008	52,534

Total	$ 328,690

Rental and other related expenses for the above leases for the years ended December 31, 2003 and 2002 were approximately $119,000 and $11,000, respectively.

NOTE I - INCOME TAXES

As of December 31, 2003, the Company had a net deferred tax asset of approximately $4.4 million principally arising from net operating loss carryforwards for income tax purposes. The Company has established a valuation allowance equal to the net deferred tax asset as of December 31, 2003. At December 31, 2003 the Company had net operating loss carryforwards of approximately $11 million that will begin to expire in 2014 through 2022.

The Company's reverse acquisition in 2003 and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382. The ownership changes resulting from this reorganization will likely limit the Company's ability to utilize a significant portion of the net operating loss carryforwards generated before the changes in ownership.

	2003	2002
Deferred tax asset (liabilities):
Net operating loss carryforward	$ 4,218,810	$ 293,038
Depreciation	(3,778)	(672)
Allowance for doubtful accounts	13,855	5,205
Accrued expenses not deductible until paid	183,073	-

Net total deferred tax asset	$ 4,366,960	$ 297,571

Valuation allowance	$ (4,366,960)	$ (297,571)

Net deferred tax asset	$ -	$ -

NOTE J - COMMITMENTS AND CONTINGENCIES

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

The Company has employment agreements with three (3) members of management ending in December 2005. The Company is in default of these agreements because it has been unable to pay the employees according to the terms of their respective employment agreements. Each employee may terminate the agreement at any time on 30 days' notice. ADS may terminate each agreement at any time without cause on 30 days' notice, in which case payment of 6 months' compensation as severance is required, or at any time for cause.

NOTE K - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company purchased $63,175 and $46,369, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. As of December 31, 2003 and 2002, the Company owed Laser Dimensions $12,678 and $8,952, respectively.

In 2002, the Company received cash and fixed assets of $38,460 from an officer, offsetting a $1,000 receivable from officer, and resulting in a payable to officer of $37,460 as of December 31, 2002. In 2003, the Company received cash of $294 from the officer in exchange for a payable to officer.

In 2002, the Company issued 10,714 shares (827,183 post-acquisition shares) of common stock to an investment partnership in which a 5% shareholder is a partner in exchange for $150,000 in cash. In 2003, the Company issued an additional 1,071,222 shares of common stock and warrants to purchase up to 35,076 shares of common stock to this investment partnership in exchange for $165,000 in cash.

In 2002, the Company issued 8,929 shares (689,370 post-acquisition shares) of common stock to a 5% shareholder in exchange for $125,000 in cash. In 2003, the Company issued an additional 694,444 shares of common stock and warrants to purchase up to 31,569 shares of common stock to this 5% shareholder in exchange for $125,000 in cash.

In 2002, the Company issued warrants to purchase up to 3,429 shares (264,739 post-acquisition shares) of common stock to a director in exchange for consulting services. In 2003, the Company issued warrants to purchase up to an additional 319,321 shares of common stock to this director in exchange for consulting services.

In 2002, the Company issued 12,857 shares (992,634 post-acquisition shares) of common stock to a related-party investor in exchange for $180,000 in cash. In 2003, the Company issued an additional 827,183 shares of common stock to this related-party investor in exchange for $150,000 in cash.

In January 2003, prior to the stock exchange, the Company issued 3,005,543 post-acquisition shares of common stock to the related-party investor in exchange for $545,000 in a stock subscription note receivable. In addition, the Company issued warrants to purchase up to 150,328 post-acquisition shares of common stock to a director in connection with the stock subscription note receivable. The Company received a total of $15,000 in payment on the subscription note (representing 82,721 shares of common stock and warrants to purchase up to 8,272 shares of common stock). In August 2003, the stock subscription note receivable matured with a balance owed to the Company of $530,000. Consequently, 2,922,822 shares of common stock issued pursuant to the note receivable have been returned to the Company for cancellation. Additionally, the director agreed to return warrants to purchase 142,056 shares of common stock in connection with the subscription note for cancellation.

In 2003, the Company issued 508,037 shares of common stock, at prices ranging from $0.08 to $0.38 per share, to a director in exchange for professional services totaling $70,000.

In 2003, the Company issued a short-term note payable for $10,000 to a 5% shareholder of the company. In connection with obtaining this short-term debt financing, the Company also issued the shareholder warrants to purchase up to 83,333 shares of common stock at an exercise price of $0.12 per share. The Company repaid the principal in full on this note in 2003.

NOTE L - CONCENTRATION OF RISKS

Three customers each totaled approximately 33%, 12% and 10% of the Company's revenues for the year ended December 31, 2003. No customers each accounted for more than 10% of the Company's revenues for the year ended December 31, 2002. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems to ADS Media. With a significant amount of the Company's revenues generated by a few major customers, the loss of one of these customers could have a material adverse effect on our business, operating results and financial condition.

NOTE M - PRO FORMA FINANCIAL INFORMATION

ADS was acquired by NHLT during the year ended December 31, 2003. Noted below are the Pro Forma results of consolidated net income of ADS Media assuming ADS and NHLT had been combined at the beginning of the noted periods.

	For the Year Ended December 31,
	2003	2002

Revenues	$ 1,955,404	$ 771,190
Loss from operations	(1,684,934)	(2,795,540)
Net loss on continuing operations	(1,735,496)	(2,217,942)
Discontinued operations	-	(747)
Extraordinary items	-	165,122
Net loss	(1,735,496)	(2,653,567)

Basic net loss per share	$ (0.09)	$ (0.23)

NOTE N - SUBSEQUENT EVENTS

Effective January 1, 2004, an amendment was signed to the original lease agreement (dated October 14, 2002) between Cadena Enterprises, Inc. ('Cadena") and ADS calling for a reduction of leased office space with a corresponding reduction in monthly rent paid by ADS from $10,000 per month to $4,000 per month. The amendment also provided for the early termination of the lease by either Cadena or ADS with a written notice to the other party of not less than 60 days. Additionally, all past due amounts owed by ADS to Cadena for unpaid rents, property taxes and insurance charges were combined and set forth in a Promissory Note dated January 1, 2004 in the amount of $65,403. The Promissory Note carries an annual interest rate of 5.5%, is due and payable in quarterly installments of $1,500 or more beginning on April 1, 2004, and continuing quarterly thereafter until paid in full, provided that all remaining amounts due are payable in full on February 1, 2005. Effective February 1, 2005, the Promissory Note was renewed, payable in monthly installments of $1,500 beginning September 1, 2005. Effective March 31, 2005, this lease was terminated early.

On January 10, 2005, ADS signed an original lease agreement for approximately 6,600 square feet of office/warehouse space at 12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249. The lease was to commence February 1, 2005 for a period of three (3) years and three (3) months. Effective January 24, 2005, an amendment to the original lease was signed delaying the commencement date of the lease to April 1, 2005, with a term of three (3) years and five (5) months. Base monthly rent shall be $0 per month for the first three months, $3,967 per month for the next nine months, $4,588 per month in year two, $4,993 per month in year three, and $5,128 per month for the final five months. Monthly operating expenses (including amounts for taxes, insurance, and common area maintenance) are in addition to the base monthly rent. The property is adequately covered by insurance.

In 2004, the Company issued 33,173 shares of common stock, at a price of $0.13 per share, to a consultant in exchange for professional services. Also in 2004, the Company issued warrants to purchase up to 312,500 shares of common stock, at an exercise price of $0.12 per share, to a consultant in exchange for professional services.

In 2004, the Company issued warrants to purchase up to 1,081,944 shares of common stock, at an exercise price of $0.12 per share, to shareholders in connection with short-term loans to the company. Also in 2004, the Company issued warrants to purchase up to 155,556 and 333,333 shares of common stock, at an exercise price of $0.12 per share, to an officer and employee, respectively, in connection with short-term loans to the company.

In 2004, the Company issued warrants to purchase up to 98,120 shares of common stock, at an exercise price of $0.18 per share, to vendors in exchange for reductions of accounts payable.

For the nine months ended September 30, 2005, the Company issued 145,846 shares of common stock, at a price of $0.13 per share, to consultants in exchange for professional services.

For the nine months ended September 30, 2005, the Company issued 57,143 shares of common stock, at a price of $0.14 per share, to a vendor in exchange for reduction of accounts payable.

