Form 10QSB
period 2004-03-31
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2004	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ -	$ 19,664
Accounts receivable (net of allowance for doubtful accounts of $37,447 in 2004 and $37,447 in 2003)	184,683	139,644
Prepaid expenses	8,733	103,309
Other current assets	1,300	1,700

Total current assets	194,716	264,317

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572	16,572
Computer equipment	48,031	47,126
Less: accumulated depreciation	(37,417)	(32,994)

Total property and equipment, net	27,186	30,704

GOODWILL	250,000	250,000

OTHER ASSETS	11,500	11,500

TOTAL ASSETS	$ 483,402	$ 556,521

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 403,981	$ 372,223
Customer advance payments	-	114,707
Accrued salaries and wages	450,582	367,415
Accrued liabilities	55,533	127,267
Due to officer - related party	37,754	37,754
Notes payable	232,053	175,000
Other current liabilities	289	1,263
Obligations under capital leases	2,173	2,201

Total current liabilities	1,182,365	1,197,830

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	3,989	4,553

Total liabilities	1,186,354	1,202,383

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,877,169 and 18,858,900 shares issued and outstanding, respectively	18,877	18,859
Additional paid-in capital	2,035,890	2,033,534
Accumulated deficit	(2,757,733)	(2,698,269)

Total shareholders' equity (deficit)	(702,952)	(645,862)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 483,402	$ 556,521

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)

REVENUES	$ 710,369	$ 115,741

COST OF GOODS SOLD	488,880	102,782

Gross profit	221,489	12,959

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	270,281	514,054

Loss from operations	(48,792)	(501,095)

OTHER INCOME (EXPENSE)
Interest expense	(10,672)	(4,880)
Interest and other income	-	385

Total other income (expense)	(10,672)	(4,495)

Loss before income taxes	(59,464)	(505,590)

INCOME TAXES	-	-

NET LOSS	$ (59,464)	$ (505,590)

NET LOSS PER SHARE, basic and diluted	$ (0.003)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	18,858,900	16,284,217

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (59,464)	$ (505,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	13,379
Depreciation expense	4,423	4,453
Issuance of common stock for services	2,374	55,522
(Increase) decrease in assets:
Accounts receivable	(45,039)	(15,902)
Prepaid expenses and other assets	94,976	13,072
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	107,620	127,523
Customer advance payments	(114,707)	-

Total adjustments	49,647	198,047

Net cash used in operating activities	(9,817)	(307,543)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(905)	-

Net cash used in investing activities	(905)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	340,000
Payments on notes payable	(8,350)	(5,000)
Payments on capital lease obligations	(592)	(685)

Net cash provided by (used in) financing activities	(8,942)	334,315

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,664)	26,772

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,664	26,184

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 52,956

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 5,531	$ 2,906

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Goodwill acquired in acquisition of ADS	$ -	$ 700,000

Conversion of ADS shares to ADS Media shares	$ -	$ 10,368

Issuance of common stock in exchange for services	$ 2,374	$ 55,522

Conversion of accrued liabilities to notes payable	$ 65,403	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three month periods ended March 31, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2004 and 2003, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMON STOCK

During the three months ended March 31, 2004, the Company issued 18,269 shares of common stock, at a price of $0.13 per share, in exchange for professional services totaling $2,374. All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

NOTE C - COMMITMENTS AND CONTINGENCIES

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

NOTE D - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004 and 2003, the Company purchased $1,844 and $4,875, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. As of March 31, 2004 and 2003, the Company owed Laser Dimensions $12,138 and $3,450, respectively.

NOTE E - OPERATING LEASES

Effective January 1, 2004, an amendment was signed to the original lease agreement (dated October 14, 2002) between Cadena Enterprises, Inc. ("Cadena") and Alternative Delivery Solutions, Inc. ("ADS"), a wholly owned subsidiary of ADS Media Group, calling for a reduction of leased office space with a corresponding reduction in monthly rent paid by ADS from $10,000 per month to $4,000 per month. The amendment also provided for the early termination of the lease by either Cadena or ADS with a written notice to the other party of not less than 60 days. Additionally, all past due amounts owed by ADS to Cadena for unpaid rents, property taxes and insurance charges were combined and set forth in a Promissory Note dated January 1, 2004 in the amount of $65,403. The Promissory Note carries an annual interest rate of 5.5%, is due and payable in quarterly installments of $1,500 or

6

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the ADS Media Group, Inc. ("ADS Media") Annual Report on Form 10-KSB for the year ended December 31, 2003. The consolidated financial statements and related footnotes included herein include the financial statements of Alternative Delivery Solutions, Inc. ("ADS").

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

During the first quarter of 2004, ADS continued to experience the effects of establishing relationships with both advertising agencies and channel partners in the print industry. ADS received the second largest sales order in its history to-date during this quarter from a print channel partner. This order was in support of a Fortune 500 wireless carrier with an expanding national footprint of retail locations. Door direct provides an excellent media for promoting the grand opening of retail locations. In this particular instance, our geo-demographic mapping capabilities provided the client the ability to target select areas surrounding each new retail location. Our national delivery footprint provided the coverage needed to support all locations in the grand opening campaign schedule.

This quarter's sales performance was the second best since the inception of the Company; however, much work remains in expanding our relationship with agencies, channel partners, and client marketing organizations. Since the inception of the company in 2001, focus has been given to advertising agencies as a source of providing client's needing alternative delivery. The direct-to-door medium provides agencies with an effective print media option to propose and sell to their client base. This is especially true for clients that have a history using direct mail or newspaper inserts. The advantages for direct-to-door include the ability to target specific customer groups, reach every door that meets the desired profile, at a reduced rate from other print media options, and typically result in better response. Agencies are constantly being asked by their clients to find new and different ways to present their message. Alternative delivery provides them with a new and different choice.

ADS supplemented its sales efforts not only by addressing advertising agencies, but also by working directly with target customers. Key client groups targeted by ADS included the telecommunications, retail and service industries, speaking directly with the marketing organizations within these types of companies. Over 20% of our sales during the quarter came from direct client contact, including the national client segments mentioned above, as well as from regional and local businesses.

ADS will continue to develop additional channel partner relationships, with more emphasis on large print organizations, leveraging their extensive sales networks and client contacts. Less emphasis will be spent on supply chain management partners since our experience gained in 2003 with these groups resulted in lower margin opportunities. More focus will be spent going forward on those partners that can help us expand our sales revenues, while achieving higher margin business.

Results of Operations for the Three Months Ended March 31, 2004, as Compared to the Three Months Ended March 31, 2003

From inception through March 31, 2004, ADS Media has incurred significant net losses from operations. After the reverse acquisition on January 31, 2003, we anticipated raising additional capital from the equity markets, but this did not come to fruition. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses. Although we were forced to conserve cash and more cautiously grow our business, we expected that increases in revenue from new geographic areas and marketing programs, and a related improvement in gross profit margin, would help offset the increased operating costs of building our infrastructure.

Revenues. Revenues increased $594,628, or 514%, to $710,369 from $115,741. The increase was primarily due to a print channel partner, and their client, placing a national door to door delivery order to support grand openings during the quarter in 2004, combined with our switch in early 2003 to a focus on national advertisers and the longer sales cycle for these customers which produced lower sales activity in the first quarter of 2003.

Cost of Goods Sold. Cost of goods sold increased $386,098, or 376%, to $488,880 from $102,782. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $208,530, or 1609%, to $221,489 from $12,959. The increase was primarily attributed to margins improving as a result of the focus on selling products that offer higher gross profit, in addition to establishing a customer base at the cost of reduced margins in early 2003. The gross profit margin percentage increased to 31% from 11%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses decreased $243,773, or 47%, to $270,281 from $514,054. The decrease was primarily due to a concerted effort on the Company's part to minimize operating expenses in 2004, slowing the expansion of operations that had begun in 2003, and the absence in 2004 of professional fees related to the reverse acquisition of National Health and Safety Corporation in 2003.

Loss from operations. Loss from operations decreased $452,303, or 90%, to a loss of $48,792 from a loss of $501,095. The decrease was primarily due to the increase in revenues and gross profit, combined with a concerted effort on the Company's part to minimize operating expenses in 2004 and the absence in 2004 of acquisition-related expenses incurred in 2003.

Other income (expense). Net other expense increased $6,177, or 137%, to $10,672 from $4,495. The primary component, interest expense, increased $5,792, or 119%, to $10,672 from $4,880. This increase was due to interest related to additional debt financing incurred in 2004 to provide cash for operations.

Net loss. Net loss decreased $446,126, or 88%, to a net loss of $59,464 from a net loss of $505,590. The decrease in net loss was primarily due to the increase in revenues and gross profit, along with the decrease in selling, administrative and other operating expenses.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. However, when we were unable to raise additional capital from the equity markets in early 2004, management implemented plans to aggressively conserve cash in order to meet short-term liquidity needs, including scaling back planned expansion efforts, minimizing cash expenditures, deferring additional executive salaries, and negotiating agreements with certain vendors that included flexible payment terms and payment with equity. Long-term liquidity requirements will depend on the rate of expansion of our business. We believe future operations can be financed at least in part from cash flow, but additional investment from outside investors may be required to fund expansion into new geographic areas and to launch new product initiatives.

ADS Media had cash and cash equivalents of $0 as of March 31, 2004, compared to $19,664 as of December 31, 2003.

Working capital (measured by current assets less current liabilities) at March 31, 2004 was a deficit of $987,649 compared to a deficit of $933,513 at December 31, 2003. This decrease in working capital was primarily due to a decrease in prepaid expenses and increases in accounts payable, accrued salaries and wages and notes payable, partially offset by an increase in accounts receivable and decreases in customer advance payments and accrued liabilities.

Changes in Financial Condition

For the three months ended March 31, 2004, cash used in operating activities totaled $9,817. The use of funds was primarily due to our net loss, an increase in accounts receivable and a decrease in customer advance payments, partially offset by a decrease in prepaid expenses and other assets and an increase in accounts payable and accrued expenses. For the three months ended March 31, 2003, cash used in operating activities totaled $307,543. The use of funds was primarily due to our net loss, partially offset by the issuance of common stock for professional services and an increase in accounts payable and accrued expenses.

For the three months ended March 31, 2004, cash used in investing activities totaled $905 due to capital expenditures. For the three months ended March 31, 2003, cash used in investing activities was $0.

For the three months ended March 31, 2004, cash used in financing activities totaled $8,942 primarily due to payments on notes payable. For the three months ended March 31, 2003, cash provided by financing activities totaled $334,315 primarily due to proceeds from the sale of common stock.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004. During the third and fourth quarters of 2003 and the first quarter of 2004, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our Form 10-QSB for the quarter ended March 31, 2004, on time, and we could not, because of the costs involved, complete our quarterly report for this quarter until 2005. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2004. We believe, based on management's review of this Form 10-QSB, that it contains all information required to be included in the quarterly report on Form 10-QSB for the period ended March 31, 2004, but the information was not compiled and the report was not completed within the time periods specified for filing this report. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. During the time period covered by this report, there were no changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2004 through March 31, 2004, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

In March 2004, ADS Media issued 18,269 shares of common stock, at a price of $0.13 per share, to a consultant in exchange for professional services.

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

