Form 10QSB
period 2004-06-30
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2004	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 14,503	$ 19,664
Accounts receivable (net of allowance for doubtful accounts of $37,447 in 2004 and $37,447 in 2003)	20,425	139,644
Prepaid expenses	12,837	103,309
Other current assets	1,350	1,700

Total current assets	49,115	264,317

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572	16,572
Computer equipment	48,031	47,126
Less: accumulated depreciation	(41,840)	(32,994)

Total property and equipment, net	22,763	30,704

GOODWILL	250,000	250,000

OTHER ASSETS	11,500	11,500

TOTAL ASSETS	$ 333,378	$ 556,521

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 328,990	$ 372,223
Customer advance payments	20,875	114,707
Accrued salaries and wages	510,748	367,415
Accrued liabilities	55,582	127,267
Due to officer - related party	36,773	37,754
Notes payable	232,053	175,000
Other current liabilities	411	1,263
Obligations under capital leases	2,228	2,201

Total current liabilities	1,187,660	1,197,830

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	3,411	4,553

Total liabilities	1,191,071	1,202,383

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,886,015 and 18,858,900 shares issued and outstanding, respectively	18,886	18,859
Additional paid-in capital	2,037,032	2,033,534
Accumulated deficit	(2,913,625)	(2,698,269)

Total shareholders' equity (deficit)	(857,693)	(645,862)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 333,378	$ 556,521

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ 227,385	$ 625,110	$ 937,754	$ 740,851

COST OF GOODS SOLD	159,817	491,905	648,697	594,687

Gross profit	67,568	133,205	289,057	146,164

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	214,623	576,613	484,904	1,090,667

Loss from operations	(147,055)	(443,408)	(195,847)	(944,503)

OTHER INCOME (EXPENSE)
Interest expense	(8,837)	(29,822)	(19,509)	(34,702)
Interest and other income	-	-	-	-

Total other income (expense)	(8,837)	(29,822)	(19,509)	(34,317)

Loss before income taxes	(155,892)	(473,230)	(215,356)	(978,820)

INCOME TAXES	-	-	-	-

NET LOSS	$ (155,892)	$ (473,230)	$ (215,356)	$ (978,820)

NET LOSS PER SHARE, basic and diluted	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	18,883,099	20,370,980	18,871,000	18,338,887

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (215,356)	$ (978,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	23,379
Depreciation expense	8,846	8,906
Issuance of common stock and warrants for services	3,525	127,358
Issuance of warrants in connection with obtaining debt financing	-	20,049
(Increase) decrease in assets:
Accounts receivable	119,219	(348,922)
Prepaid expenses and other assets	90,822	17,444
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	91,985	705,810
Customer advance payments	(93,832)	-

Total adjustments	220,565	554,024

Net cash provided by (used in) operating activities	5,209	(424,796)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(905)	-

Net cash used in investing activities	(905)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	340,000
Proceeds from notes payable	-	100,000
Payments on notes payable	(8,350)	(40,000)
Payments on capital lease obligations	(1,115)	(1,388)

Net cash provided by (used in) financing activities	(9,465)	398,612

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,161)	(26,184)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,664	26,184

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 14,503	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the six months ended June 30,
	2004	2003
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 10,301	$ 9,239

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Goodwill acquired in acquisition of ADS	$ -	$ 700,000

Conversion of ADS shares to ADS Media shares	$ -	$ 10,368

Issuance of common stock and warrants in exchange for services	$ 3,525	$ 127,358

Issuance of warrants in connection with obtaining debt financing	$ -	$ 20,049

Conversion of accrued liabilities to notes payable	$ 65,403	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three and six month periods ended June 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2004 and 2003, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMON STOCK

During the three months ended June 30, 2004, the Company issued 8,846 shares of common stock, at a price of $0.13 per share, in exchange for professional services totaling $1,150.

During the six months ended June 30, 2004, the Company issued 27,115 shares of common stock, at a price of $0.13 per share, in exchange for professional services totaling $3,525.

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

NOTE D - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2004 and 2003, the Company purchased $896 and $43,674, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. During the six months ended June 30, 2004 and 2003, the Company purchased $2,740 and $48,549, respectively, in goods and services from Laser Dimensions, Inc. As of June 30, 2004 and 2003, the Company owed Laser Dimensions $12,138 and $35,621, respectively.

NOTE E - OPERATING LEASES

Effective January 1, 2004, an amendment was signed to the original lease agreement (dated October 14, 2002) between Cadena Enterprises, Inc. ("Cadena") and Alternative Delivery Solutions, Inc. ("ADS"), a wholly owned subsidiary of ADS Media Group, calling for a reduction of leased office space with a corresponding reduction in monthly rent paid by ADS from $10,000 per month to $4,000 per month. The amendment also provided for the early termination of the lease by either Cadena or ADS with a written notice to the other party of not less than 60

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

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

During the second quarter of 2004, ADS management invested a significant amount of time and effort in attempting to launch an advertising program called La Canasta de Valores, which translated means "The Basket of Values". La Canasta had been in the product portfolio of the company since its inception. The program is a door delivered advertising cooperative, containing multiple inserts, coupons and samples from a variety of advertisers. We built the program to be funded primarily by a sponsor client. The sponsor would predicate market selection, frequency and circulation of the cooperative, although there were specific recommendations that were built into the product design. La Canasta was created to provide marketers with a print media vehicle to reach Hispanic consumers in the communities and neighborhoods where they lived. Two opportunities were aggressively pursued, one with a U.S. sponsor to be delivered domestically, then a second in Mexico, sponsored by a print channel partner. Work had been underway since the summer of 2003 with the Mexico La Canasta; however, these efforts escalated significantly during the first and primarily second quarter of this year. On the domestic front, La Canasta was being proposed to launch during this quarter with a client of a large multi-national advertising agency. The U.S. launch was postponed, and it is anticipated to launch sometime during the third quarter of this year. The Mexico program was also scheduled to have launched this quarter, but has been postponed indefinitely.

Despite the focus on the two La Canasta programs, efforts continued in building and enhancing relationships with advertising agencies, channel partners, and targeted client groups. The sales generated during this quarter were a result of these efforts, though the total revenues generated for the period were less than in the first quarter of this year.

Results of Operations for the Three Months Ended June 30, 2004, as Compared to the Three Months Ended June 30, 2003

From inception through June 30, 2004, ADS Media has incurred significant net losses from operations. After the reverse acquisition on January 31, 2003, we anticipated raising additional capital from the equity markets, but this did not come to fruition. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses. Although we were forced to conserve cash and more cautiously grow our business, we expected that increases in revenue from new geographic areas and marketing programs, and a related improvement in gross profit margin, would help offset the increased operating costs of building our infrastructure.

Revenues. Revenues decreased $397,725, or 64%, to $227,385 from $625,110. The decrease was primarily due to reduced sales activity as two major advertising initiatives were postponed this quarter, coupled with increased sales activity and revenues from channel partners in 2003.

Cost of Goods Sold. Cost of goods sold decreased $332,088, or 68%, to $159,817 from $491,905. The decrease was primarily attributed to a corresponding decrease in revenues and sales activity as discussed above.

Gross Profit. Gross profit decreased $65,637, or 49%, to $67,568 from $133,205. The decrease was primarily attributed to the decrease in revenues and sales activity as discussed above, partially offset by margins improving as a result of the focus on selling products that offer higher gross profit, in addition to establishing a customer base at the cost of reduced margins in early 2003. The gross profit margin percentage increased to 30% from 21%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses decreased $361,990, or 63%, to $214,623 from $576,613. The decrease was primarily due to a concerted effort on the Company's part to minimize operating expenses in 2004, including the reduction of headcount and slowing the expansion of operations begun in 2003.

Loss from operations. Loss from operations decreased $296,353, or 67%, to a loss of $147,055 from a loss of $443,408. The decrease was primarily due to the Company's concerted efforts to minimize operating costs in 2004.

Other income (expense). Net other expense decreased $20,985, or 70%, to $8,837 from $29,822, with interest expense being the sole component. The decrease was primarily due to the absence in 2004 of expenses related to warrants issued in connection with obtaining debt financing in 2003.

Net loss. Net loss decreased $317,338, or 67%, to a net loss of $155,892 from a net loss of $473,230. The decrease in net loss was primarily due to decreased selling, administrative and other operating expenses.

Results of Operations for the Six Months Ended June 30, 2004, as Compared to the Six Months Ended June 30, 2003

Revenues. Revenues increased $196,903, or 27%, to $937,754 from $740,851. The increase was primarily due to a significant order placed by a print channel partner, and their client, for a national door to door delivery to support grand openings during the first quarter of 2004.

Cost of Goods Sold. Cost of goods sold increased $54,010, or 9%, to $648,697 from $594,687. The increase was primarily attributed to a corresponding increase in revenues as discussed above.

Gross Profit. Gross profit increased $142,893, or 98%, to $289,057 from $146,164. The increase was primarily attributed to the increase in revenues and margins improving as a result of the focus on selling products that offer higher gross profit, in addition to establishing a customer base at the cost of reduced margins in early 2003. The gross profit margin percentage increased to 31% from 20%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses decreased $605,763, or 56%, to $484,904 from $1,090,667. The decrease was primarily due to a concerted effort on the Company's part to minimize operating expenses in 2004, including the reduction of headcount and slowing the expansion of operations begun in 2003, combined with the absence in 2004 of professional fees related to the reverse acquisition of National Health and Safety Corporation in 2003.

Loss from operations. Loss from operations decreased $748,656, or 79%, to a loss of $195,847 from a loss of $944,503. The decrease was primarily due to the Company's concerted efforts to minimize operating expenses in 2004 and the absence in 2004 of acquisition-related expenses incurred in 2003.

Other income (expense). Net other expense decreased $14,808, or 43%, to $19,509 from $34,317. The primary component, interest expense, decreased $15,193, or 44%, to $19,509 from $34,702. The decrease was primarily due to the absence in 2004 of expenses related to warrants issued in connection with obtaining debt financing in 2003, partially offset by an increase in interest related to additional debt financing incurred in 2004 to provide cash for operations.

Net loss. Net loss decreased $763,464, or 78%, to a net loss of $215,356 from a net loss of $978,820. The decrease in net loss was primarily due to the decrease in selling, administrative and other operating expenses.

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

ADS Media had cash and cash equivalents of $14,503 as of June 30, 2004, compared to $19,664 as of December 31, 2003.

Working capital (measured by current assets less current liabilities) at June 30, 2004 was a deficit of $1,138,545 compared to a deficit of $933,513 at December 31, 2003. This decrease in working capital was primarily due to decreases in accounts receivable and prepaid expenses and increases in accrued salaries and wages and notes payable, partially offset by decreases in accounts payable, customer advance payments and accrued liabilities.

Changes in Financial Condition

For the six months ended June 30, 2004, cash provided by operating activities totaled $5,209. The provision of funds was primarily due to decreases in accounts receivable and prepaid expenses and other assets and an increase in accounts payable and accrued expenses, partially offset by our net loss and a decrease in customer advance payments. For the six months ended June 30, 2003, cash used in operating activities totaled $424,796. The use of funds was primarily due to our net loss and an increase in accounts receivable, partially offset by the issuance of common stock and warrants for professional services and an increase in accounts payable and accrued expenses.

For the six months ended June 30, 2004, cash used in investing activities totaled $905 due to capital expenditures. For the six months ended June 30, 2003, cash used in investing activities was $0.

For the six months ended June 30, 2004, cash used in financing activities totaled $9,465 primarily due to payments on notes payable. For the six months ended June 30, 2003, cash provided by financing activities totaled $398,612 primarily due to proceeds from the sale of common stock and proceeds from notes payable.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. During the third and fourth quarters of 2003 and the first and second quarters of 2004, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our Form 10-QSB for the quarter ended June 30, 2004, on time, and we could not, because of the costs involved, complete our quarterly report for this quarter until 2005. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2004. We believe, based on management's review of this Form 10-QSB, that it contains all information required to be included in the quarterly report on Form 10-QSB for the period ended June 30, 2004, but the information was not compiled and the report was not completed within the time periods specified for filing this report. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. During the time period covered by this report, there were no changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2004 through June 30, 2004, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

In April 2004, ADS Media issued 8,846 shares of common stock, at a price of $0.13 per share, to a consultant in exchange for professional services.

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

