Form 10QSB
period 2004-09-30
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2004	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 20,185	$ 19,664
Accounts receivable (net of allowance for doubtful accounts of $37,447 in 2004 and $37,447 in 2003)	770,905	139,644
Prepaid expenses	17,466	103,309
Other current assets	2,776	1,700

Total current assets	811,332	264,317

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572	16,572
Computer equipment	48,031	47,126
Less: accumulated depreciation	(46,263)	(32,994)

Total property and equipment, net	18,340	30,704

GOODWILL	250,000	250,000

OTHER ASSETS	11,500	11,500

TOTAL ASSETS	$ 1,091,172	$ 556,521

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 376,575	$ 372,223
Customer advance payments	-	114,707
Accrued salaries and wages	595,254	367,415
Accrued liabilities	379,047	127,267
Due to officer - related party	31,344	37,754
Notes payable	191,167	95,000
Notes payable - related party	140,000	80,000
Other current liabilities	3,310	1,263
Obligations under capital leases	2,284	2,201

Total current liabilities	1,718,981	1,197,830

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	2,819	4,553

Total liabilities	1,721,800	1,202,383

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,886,015 and 18,858,900 shares issued and outstanding, respectively	18,886	18,859
Additional paid-in capital	2,077,585	2,033,534
Accumulated deficit	(2,727,113)	(2,698,269)

Total shareholders' equity (deficit)	(630,628)	(645,862)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 1,091,172	$ 556,521

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$ 1,288,661	$ 885,484	$ 2,226,415	$ 1,626,335

COST OF GOODS SOLD	815,637	616,876	1,464,334	1,211,563

Gross profit	473,024	268,608	762,081	414,772

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	245,975	324,377	730,879	1,415,044

Income (loss) from operations	227,049	(55,769)	31,202	(1,000,272)

OTHER INCOME (EXPENSE)
Interest expense	(43,571)	(7,803)	(63,080)	(42,505)
Interest and other income	3,034	5	3,034	390

Total other income (expense)	(40,537)	(7,798)	(60,046)	(42,115)

Income (loss) before income taxes	186,512	(63,567)	(28,844)	(1,042,387)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 186,512	$ (63,567)	$ (28,844)	$ (1,042,387)

NET INCOME (LOSS) PER SHARE, basic	$ 0.01	$ (0.003)	$ (0.002)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	18,886,015	19,680,163	18,876,042	18,790,892

NET INCOME (LOSS) PER SHARE, diluted	$ 0.01	$ (0.003)	$ (0.002)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	18,954,925	19,680,163	18,876,042	18,790,892

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (28,844)	$ (1,042,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	25,207
Depreciation expense	13,269	13,359
Issuance of common stock and warrants for services	12,556	162,359
Issuance of warrants in connection with obtaining debt financing	31,522	20,049
(Increase) decrease in assets:
Accounts receivable	(631,261)	(227,671)
Prepaid expenses and other assets	84,767	(1,651)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	545,011	493,627
Customer advance payments	(114,707)	-

Total adjustments	(58,843)	485,279

Net cash used in operating activities	(87,687)	(557,108)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(905)	-

Net cash used in investing activities	(905)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	480,000
Proceeds from notes payable	73,333	90,000
Payments on notes payable	(46,569)	(30,000)
Proceeds from notes payable - related party	78,667	10,000
Payments on notes payable - related party	(18,667)	(10,000)
Payments on capital lease obligations	(1,651)	(2,108)

Net cash provided by financing activities	89,113	537,892

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	521	(19,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,664	26,184

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 20,185	$ 6,968

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the nine months ended September 31,
	2004	2003
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 18,022	$ 12,631

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Goodwill acquired in acquisition of ADS	$ -	$ 700,000

Conversion of ADS shares to ADS Media shares	$ -	$ 10,368

Issuance of common stock and warrants in exchange for services	$ 12,556	$ 162,359

Issuance of warrants in connection with obtaining debt financing	$ 31,522	$ 20,049

Conversion of accrued liabilities to notes payable	$ 65,403	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three and nine month periods ended September 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2004 and 2003, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMON STOCK

During the nine months ended September 30, 2004, the Company issued 27,115 shares of common stock, at a price of $0.13 per share, in exchange for professional services totaling $3,525. All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

NOTE C - STOCK WARRANTS

During the three and nine months ended September 30, 2004, the Company issued warrants to purchase up to 312,500 shares of common stock in exchange for professional services. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.12 per share through 2009. The company recorded $9,031 in expenses related to the issuance of these warrants.

During the three and nine months ended September 30, 2004, the Company issued warrants to purchase up to 1,300,001 shares of common stock in connection with short-term loans to the company. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.12 per share through 2009. The company recorded $31,522 in expenses related to the issuance of these warrants.

As of September 30, 2004, a total of 2,688,405 warrants were outstanding at exercise prices ranging from $0.12 to $0.16 per share.

NOTE D - COMMITMENTS AND CONTINGENCIES

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

On July 2, 2004, RR Donnelley Receivables, Inc. sued ADS to collect a sworn account in the amount of $28,503.76, plus attorney fees and expenses. ADS responded with a general denial and a counterclaim for breach of contract regarding a partnership with the plaintiff in Mexico. In November 2005, the counterclaim was dismissed on

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

jurisdictional grounds. The suit on the sworn account remains pending, but no activity has taken place since November 2005.

NOTE E - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2004 and 2003, the Company purchased $0 and $8,650, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. During the nine months ended September 30, 2004 and 2003, the Company purchased $2,740 and $57,199, respectively, in goods and services from Laser Dimensions, Inc. As of September 30, 2004 and 2003, the Company owed Laser Dimensions $12,138 and $10,535, respectively.

During the three and nine months ended September 30, 2004, the Company issued a short-term note payable for $60,000 to a 5% shareholder of the company. In connection with obtaining this short-term debt financing, the Company also issued the shareholder warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.12 per share. The Company repaid the principal and interest in full on this note in the fourth quarter of 2004.

Also during the three and nine months ended September 30, 2004, the Company issued a short-term note payable for $18,667 to an officer of the company. In connection with obtaining this short-term debt financing, the Company also issued the officer warrants to purchase up to 155,556 shares of common stock at an exercise price of $0.12 per share. The Company repaid the principal and interest in full on this note in the third quarter of 2004.

NOTE F - OPERATING LEASES

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

During the third quarter of 2004, ADS realized its best revenue performance since the Company's inception. The new revenue benchmark was achieved as a result of efforts that began late in 2002, as ADS focused on building solid relationships with three important customer segments: advertising agencies, channel partnerships (primarily major commercial printers), and direct client contact.

During this quarter, and through our relationship with a large national advertising agency, we were able to successfully launch our door delivered advertising cooperative, La Canasta de Valores, which translated means "The Basket of Values". La Canasta has been in the product portfolio of the company since its inception. The program is a door delivered advertising cooperative, containing multiple inserts, coupons and samples from a variety of advertisers. We built the program to be funded primarily by a sponsor client. The sponsor would predicate market selection, frequency and circulation of the cooperative, although there were specific recommendations that were built into the product design. La Canasta was created to provide marketers with a print media vehicle to reach Hispanic consumers in the communities and neighborhoods where they lived.

The sponsor provided by the advertising agency is a Fortune 500 wireless carrier that primarily sells its services through retail locations throughout the United States. La Canasta was designed to attract a sponsor that would commit to an annual agreement. In this particular instance, the agency only committed to a trial launch of three drops (deliveries). The markets included cities in California, Texas, Arizona, and Illinois. The decision to launch the trial of La Canasta provided only limited time to attract additional ride-a-long advertisers, though a few were sold into the program. The net effect was a significant sale in terms of revenue, though the true potential impact of La Canasta cannot be realized by the Company until the program can be sustained continuously over a longer period of time, at least a full year.

We have been anticipating the launch of a similar program in Mexico, sponsored by one of our print channel partners; however, it appears that after much effort, this program will not be launched.

Other significant sales were generated this quarter from client direct sales. The largest sales coming from a Fortune 50 telecommunications company, which utilized door direct delivery based on our ability to accurately target households within the service footprint. In one campaign for this client, we identified specific service areas with high densities of Hispanic households, and recommended that the advertising materials in these specific areas contain a bilingual message. In addition to telecom, we saw a broad range of client direct sales, ranging from retail to service type business. The number and size of the sales to our clients grew throughout the third quarter.

Sales also continued to be realized through our expanding agency contacts and one particular print channel partner during the quarter, helping to provide for a diverse and sizable increase in overall revenue results for the period.

Because of the surge in sales, we experienced a short-term need to find a production financing source to help meet demands placed on our operating cash flows during the period. We were able to handle the increased production outlay with external financing sources, and renewed our focus going forward with enforcing the Company's payment policy that requires a substantial advance form advertisers. In the interest of securing these large sales, this policy was relaxed to retain these customers. It is anticipated that future production costs will be handled through pre-payments and increased cash reserves.

Results of Operations for the Three Months Ended September 30, 2004, as Compared to the Three Months Ended September 30, 2003

From inception through September 30, 2004, ADS Media has incurred significant net losses from operations. After the reverse acquisition on January 31, 2003, we anticipated raising additional capital from the equity markets, but this did not come to fruition. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses. Although we were forced to conserve cash and more cautiously grow our business, we expected that increases in revenue from new geographic areas and marketing programs, and a related improvement in gross profit margin, would help offset the increased operating costs of building our infrastructure.

Revenues. Revenues increased $403,177, or 46%, to $1,288,661 from $885,484. The increase was primarily due to our success in generating increased sales activity from our three primary customer groups: advertising agencies, channel partners, and direct client contacts, in addition to the trial launch of the Company's La Canasta door delivered advertising cooperative.

Cost of Goods Sold. Cost of goods sold increased $198,761, or 32%, to $815,637 from $616,876. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $204,416, or 76%, to $473,024 from $268,608. The increase was primarily attributed to the increase in revenues and sales activity, in addition to margins improving as a result of the focus on selling products that offer higher gross profit. The gross profit margin percentage increased to 37% from 30%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses decreased $78,402, or 24%, to $245,975 from $324,377. The decrease was primarily due to a concerted effort on the Company's part to minimize operating expenses in 2004.

Income (loss) from operations. Income (loss) from operations increased $282,818, or 507%, to income of $227,049 from a loss of $55,769. The increase was primarily due to the increase in revenues and gross profit, combined with the decrease in marketing and administrative costs.

Other income (expense). Net other expense increased $32,739, or 420%, to $40,537 from $7,798. The primary component, interest expense, increased $35,768, or 458%, to $43,571 from $7,803. This increase was primarily due to expenses related to warrants issued in connection with obtaining debt financing in 2004.

Net income (loss). Net income (loss) increased $250,079, or 393%, to net income of $186,512 from a net loss of $63,567. The increase in net income in 2004 over net loss in 2003 was primarily due to the increase in revenues and gross profit, combined with the reduction in selling, administrative and other operating expenses.

Results of Operations for the Nine Months Ended September 30, 2004, as Compared to the Nine Months Ended September 30, 2003

Revenues. Revenues increased $600,080, or 37%, to $2,226,415 from $1,626,335. The increase was primarily due to our success in implementing our marketing plan by signing several national advertisers and generating increased sales activity from our three primary customer groups: advertising agencies, channel partners, and direct client contacts, in addition to the trial launch of the Company's La Canasta door delivered advertising cooperative.

Cost of Goods Sold. Cost of goods sold increased $252,771, or 21%, to $1,464,334 from $1,211,563. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $347,309, or 84%, to $762,081 from $414,772. The increase was primarily attributed to the increase in revenues and margins improving as a result of the focus on selling products that offer higher gross profit, in addition to establishing a customer base at the cost of reduced margins in early 2003. The gross profit margin percentage increased to 34% from 26%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses decreased $684,165, or 48%, to $730,879 from $1,415,044. The decrease was primarily due to a concerted effort on the Company's part to minimize operating expenses in 2004, including the reduction of headcount and slowing the expansion of operations begun in 2003, combined with the absence in 2004 of professional fees related to the reverse acquisition of National Health and Safety Corporation in 2003.

Income (loss) from operations. Income (loss) from operations increased $1,031,474, or 103%, to income of $31,202 from a loss of $1,000,272. The increase was primarily due to the Company's concerted efforts to minimize operating expenses in 2004 and the absence in 2004 of acquisition-related expenses incurred in 2003, in addition to the increase in revenues and gross profit.

Other income (expense). Net other expense increased $17,931, or 43%, to $60,046 from $42,115. The primary component, interest expense, increased $20,575, or 48%, to $63,080 from $42,505. This increase was due to interest related to additional debt financing incurred in 2004 to provide cash for operations.

Net loss. Net loss decreased $1,013,543, or 97%, to a net loss of $28,844 from a net loss of $1,042,387. The decrease in net loss was primarily due to the decrease in selling, administrative and other operating expenses, combined with the increase in revenues and gross profit.

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

ADS Media had cash and cash equivalents of $20,185 as of September 30, 2004, compared to $19,664 as of December 31, 2003.

Working capital (measured by current assets less current liabilities) at September 30, 2004 was a deficit of $907,649 compared to a deficit of $933,513 at December 31, 2003. This increase in working capital was primarily due to an increase in accounts receivable and a decrease in customer advance payments, partially offset by a decrease in prepaid expenses and increases in accrued salaries and wages, accrued liabilities, notes payable and notes payable - related party.

Changes in Financial Condition

For the nine months ended September 30, 2004, cash used in operating activities totaled $87,687. The use of funds was primarily due to our net loss, an increase in accounts receivable and a decrease in customer advance payments, partially offset by the issuance of warrants in connection with obtaining debt financing, a decrease in prepaid expenses and other assets and an increase in accounts payable and accrued expenses. For the nine months ended September 30, 2003, cash used in operating activities totaled $557,108. The use of funds was primarily due to our net loss and an increase in accounts receivable, partially offset by the issuance of common stock and warrants for professional services and an increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2004, cash used in investing activities totaled $905 due to capital expenditures. For the nine months ended September 30, 2003, cash used in investing activities was $0.

For the nine months ended September 30, 2004, cash provided by financing activities totaled $89,113 primarily due to proceeds from notes payable and notes payable - related party, partially offset by payments on notes payable and notes payable - related party. For the nine months ended September 30, 2003, cash provided by financing activities totaled $537,892 primarily due to proceeds from the sale of common stock and proceeds from notes payable.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. During the third and fourth quarters of 2003 and the first, second and third quarters of 2004, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our Form 10-QSB for the quarter ended September 30, 2004, on time, and we could not, because of the costs involved, complete our quarterly report for this quarter until 2005. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2004. We believe, based on management's review of this Form 10-QSB, that it contains all information required to be included in the quarterly report on Form 10-QSB for the period ended September 30, 2004, but the information was not compiled and the report was not completed within the time periods specified for filing this report. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. During the time period covered by this report, there were no changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 2, 2004, RR Donnelley Receivables, Inc. sued ADS to collect a sworn account in the amount of $28,503.76, plus attorney fees and expenses. ADS responded with a general denial and a counterclaim for breach of contract regarding a partnership with the plaintiff in Mexico. In November 2005, the counterclaim was dismissed on jurisdictional grounds. The suit on the sworn account remains pending, but no activity has taken place since November 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2004 through September 30, 2004, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

-

In August 2004, ADS Media issued warrants to purchase up to 311,112 shares of common stock, at an exercise price of $0.12 per share, to two investors in connection with short-term loans to the company.

-

In August 2004, ADS Media issued warrants to purchase up to 155,556 and 333,333 shares of common stock, at an exercise price of $0.12 per share, to an officer and employee, respectively, in connection with short-term loans to the company.

-

In August 2004, ADS Media issued warrants to purchase up to 500,000 shares of common stock, at an exercise price of $0.12 per share, to a 5% shareholder in connection with a short-term loan to the company.

-	In August 2004, ADS Media issued warrants to purchase up to 312,500 shares of common stock, at an exercise price of $0.12 per share, to a consultant in exchange for professional services.

ITEM 6. EXHIBITS

31.1+	Certification of the Chief Executive Officer and Chief Financial Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed with this Form 10-QSB

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 17, 2006	ADS MEDIA GROUP, INC.

By: /s/ Clark R. Doyal
Clark R. Doyal
Chief Executive Officer and Chief Accounting Officer

