Form 10KSB
period 2004-12-31
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The issuer's revenues for the fiscal year ended December 31, 2004, were $3,668,871.

The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 28, 2006, was $225,052, based on that day's closing price quotation on the National Quotation Bureau, Inc. "pink sheets".

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   [X]  Yes     [   ]  No

The number of shares of the registrant's common stock outstanding as of February 28, 2006, was 19,095,062.

DOCUMENTS INCORPORATED BY REFERENCE: None

SIGNATURES	18

CONSOLIDATED FINANCIAL STATEMENTS	F-1

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

ADS was incorporated in Texas on October 22, 2001, under the name Distributel Media Distribution, Inc. On January 31, 2003, ADS was acquired by National Health and Safety Corporation ("NHLT") in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT's common stock. For accounting purposes this combination was treated as a "reverse acquisition" in accordance with APB 16, with ADS treated as the acquiring company. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable upon exercise of an outstanding warrant. The acquisition closed January 31, 2003, subsequent to NHLT's January 30, 2003, shareholder meeting in which the shareholders of NHLT approved a comprehensive plan for refinancing and restructuring of NHLT, including a reverse stock split, discontinuance of NHLT's other business lines, and name change to ADS Media Group, Inc. as described in our Form 10-KSB for the year ended December 31, 2002, and Form 8-K dated January 30, 2003.

Plan of Operations

During 2004, ADS increased its revenue growth, which was attributable to the realization of several new marketing agreements, including the trial launch of our La Canasta de Valores, a door delivered advertising cooperative targeting the Hispanic consumer. La Canasta is a product of ADS, featuring a festive colored, branded poly-bag containing advertising inserts and samples, delivered to high-density Hispanic neighborhoods. La Canasta provides advertisers with a unique and effective print media option to reach the Hispanic consumers, not currently available nationally in a direct-to-door format. The program's translated name, "The Basket of Values", was initially developed in 2002, and relied on securing a "sponsor" advertising client in order to fund production costs for each program. The sponsor pays for the cost of the program and is given advertising placement both in and on the delivery bag. The sponsor also receives limited exclusivity rights, plus input on the areas delivered, quantity and frequency of deliveries.

Early in the second quarter of 2004, we were approached by one of our advertising agency groups to propose the La Canasta for one of their wireless telecommunications clients, resulting in the trial launch of the program during the third quarter. The trial launch included three separate deliveries in August and September, of one million La Canasta bags each, spanning four heavily Hispanic-populated states: Texas, California, Arizona, and Illinois. Initial client feedback was positive; however, a decision on whether or not they will continue the trial, or commit to an annual agreement for delivery, has still not been made. Despite our success in at least securing sponsorship for a trial launch of La Canasta, ADS realized the program has enough merit to explore a marketing and financial scenario which does not rely on a sponsor, but may actually be funded internally by us. We received valuable trade press based on the trial launch, and received numerous inquiries about offering advertisers a regularly scheduled program in which they can participate, instead of one that may only last for a few delivery drops. The response and continued interest in La Canasta require us to explore all options for continuing the program at some point, either sponsored by an advertiser or self-funded by us.

The exposure we received from La Canasta helped us develop new agency relationships, including one that resulted in the largest single order in our history, which occurred during the fourth quarter of 2004. The sale involved a separate delivery campaign outside of La Canasta, resulting in a single delivery of ten million pieces nationally. This order demonstrated that our national delivery platform was capable of handling a large volume of door delivery during a short time span, while maintaining a high degree of accuracy and quality distribution. It also confirmed the effectiveness of our decision to market to advertising agencies.

Since the inception of ADS in 2001, we have focused on advertising agencies as a source of providing clients that need alternative delivery. The direct-to-door medium provides agencies with an effective print media option to propose and sell to their client base. This is especially true for clients that have a history using direct mail or newspaper inserts. The advantages for direct-to-door include the ability to target specific customer groups, reach every door that meets the desired profile, at a reduced rate from other print media options, and typically result in better response.

Agencies are constantly being asked by their clients to find new and different ways to present their message. Alternative delivery provides them with a new and different choice. Through an extensive agency push that began in 2003 and continued throughout 2004, our labor began to pay-off. Given the success that has begun to materialize, we believe that ADS will continue to strengthen its efforts within the advertising agency arena.

ADS supplemented its sales efforts not only by addressing advertising agencies, but also by working directly with target customers. Dealing directly with the marketing organizations of companies in the telecommunications, retail and service industries, ADS realized multiple delivery orders during 2004 and prospects presented for even more campaigns early into 2005. Competition in the telecommunications business provided fertile ground for alternative delivery solutions. This is especially critical when dealing with companies that have very specific geographic footprints that are predicated by their network capabilities. ADS can deliver within those service areas with a high degree of accuracy. Our approach reduces the valuable marketing dollars wasted on communicating with people that cannot take advantage of their service. It allows for higher conversion rates on calls that do come into the provider's call centers, since clients can be served, and they are already educated on the rate plans being offered.

Event driven marketing promotions such as grand openings were a significant part of the orders that we did receive in 2004. Our advertisers, especially those in retail and wireless communications, used direct-to-door advertising to announce their new locations and opening dates. During 2004, ADS continued to demonstrate the effectiveness of the door medium to generate traffic into new store locations. We believe that, as large national retail chains and national communication companies continue to expand into new areas, the need for grand opening support will be strong for years to come. ADS will continue to focus on these, and other, event driven, promotional opportunities.

Marketing and Distribution

ADS continued to develop new channel partners throughout 2004, focusing primarily on large commercial printers. We previously included supply chain management companies in the list of channel partners, and had received orders from this group in 2003. This business was important to ADS's generating much needed sales at that time; however, the margins associated with these orders were greatly reduced from our original business plan. Therefore, we redirected our focus and efforts towards channel partners that could help grow revenues, while producing greater margins at the same time. Our relationships with commercial printers allowed us that opportunity, as did expanding our relationships with advertising agencies, direct client relationships, and launching programs like La Canasta that have increased margin potential.

The value of advertising was best demonstrated this year by the trade press we received from the trial launch of La Canasta, and the resulting orders that followed. ADS plans to develop a comprehensive plan for the placement of advertising in key trade publications, and to participate in certain trade shows as funds from operations permit.

In anticipation of increased demand, ADS continued to develop its national delivery capacity by seeking new distributors in both large and medium sized markets throughout the U.S., Mexico, Canada, and Puerto Rico. Our efforts to expand capacity were coupled with efforts to control delivery cost and improve overall distribution quality.

Technology Systems Development

During 2004, ADS continued to invest in developing its geo-demographic mapping capabilities. Work also began in earnest to develop proprietary software to automate much of the actions and labor required during the mapping process. This development activity was designed not only to reduce the man-hours associated with these activities, but just as importantly, to provide our customers with a tool that would allow them to be involved in determining their own delivery footprint. We recognized that our clients were requesting more involvement in determining the actual delivery areas for their campaigns. This has been especially important for large franchised operations, such as the retail fast food industry. In these instances, the corporate marketing groups and their advertising agencies want to allow franchisees control in determining both the delivery area and their costs, relative to budget, for these types of campaigns. Our vision is to provide them with a tool where they can manage their own campaigns to determine delivery area, type of message/offer used, and scheduling of distribution. This will benefit us as well, by offsetting the labor costs associated with the development of delivery maps for these types of campaigns, and allow for faster turnaround in the client planning process. It will also provide a user friendly environment for our clients, hopefully resulting in increased order frequency and overall sales.

Additionally, work has begun to explore new global positioning technology to augment the delivery verification process. Currently, the expense associated with implementing this technology makes these solutions cost prohibitive. However, we anticipate that cost will go down as the technology evolves, possibly providing an effective means for supplementing our delivery verification protocols, translating into greater delivery assurance for our clients.

In 2003, ADS Media Group launched its website on the Internet, www.adsmediagroup.com. The site includes corporate information about ADS Media and its management and directors, as well as the ability to download filings with the SEC and press releases issued by the company. Additionally, descriptions and schedules of the services and products of ADS are provided for shareholders, media industry analysts and new customers, as well as a password protected extranet for existing customers to track their jobs. Work continues to update and refine the website.

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

Item 3. Legal Proceedings

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low

2003	0.51	0.001	0.38	0.11	0.51	0.07	0.38	0.15
2004	0.23	0.12	0.13	0.05	0.07	0.05	0.05	0.05

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

Recent Sales of Unregistered Securities

From January 1, 2004 through December 31, 2004, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

-

On three separate occasions in 2004, ADS Media issued a total of 33,173 shares of common stock to a consultant in exchange for professional services. The dates, amounts, and stock prices for these shares are as follows.

Date	Number of Shares	Price per Share
March 2004	18,269	$0.13
April 2004	8,846	$0.13
December 2004	6,058	$0.13

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

-	In August 2004, ADS Media issued warrants to purchase up to 312,500 shares of common stock, at an exercise price of $0.12 per share, to a consultant in exchange for professional services.

-	In October 2004, ADS Media issued warrants to purchase up to 270,832 shares of common stock, at an exercise price of $0.12 per share, to an investor in connection with short-term loans to the company.

-

In November and December 2004, ADS Media issued warrants to purchase up to 98,120 shares of common stock, at an exercise price of $0.18 per share, to three vendors in exchange for reductions of accounts payable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 7 of this Report on Form 10-KSB. The consolidated financial statements and related footnotes included herein include the financial statements of ADS.

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

Each year ADS Media assesses the realizability of the recorded goodwill and other intangibles in accordance with SFAS No. 142. At December 31, 2003, the analysis indicated that goodwill, attributed to the value of a publicly traded "shell" company which we acquired, was impaired, in that its carrying value was greater than fair value. We then used other market methods to estimate the fair value of the assets and liabilities other than goodwill and intangibles. This assessment indicated that goodwill of $450,000 was impaired. As a result, for the year ended December 31, 2003, ADS Media impaired its stated goodwill value by $450,000 from $700,000 to $250,000 by recording a non-cash goodwill impairment charge in continuing operations. At December 31, 2004, the analysis indicated there was no further impairment of goodwill. ADS Media will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below its carrying value.

Results of Operations for the Year Ended December 31, 2004, as Compared to the Year Ended December 31, 2003

Through the year ended December 31, 2004, ADS Media incurred significant net losses from operations. After the reverse acquisition on January 31, 2003, we anticipated raising additional capital from the equity markets, but this did not come to fruition. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses. Although we were forced to conserve cash and more cautiously grow our business, we expected that increases in revenue from new and existing customer sources, marketing programs like our own door delivered advertising cooperative La Canasta, and a related improvement in gross profit margin, would help offset the increased operating costs of building our infrastructure.

Revenues. Revenues increased $1,713,467, or 88%, to $3,668,871 from $1,955,404. The increase was due to our success in the latter part of the year in implementing our marketing plan. We signed several national advertisers, trial launched La Canasta, and built the infrastructure necessary to implement these types of programs. Additionally, during the fourth quarter of 2004, we delivered a national campaign that resulted in the largest single order in company history, although there is no assurance that such a significant one-time event will reoccur.

Cost of Goods Sold. Cost of goods sold increased $1,147,119, or 79%, to $2,594,344 from $1,447,225. The increase was primarily attributed to a corresponding increase in sales as discussed above.

Gross Profit. Gross profit increased $566,348, or 111%, to $1,074,527 from $508,179. The increase was primarily attributed to an increase in revenues combined with margins improving as a result of new pricing guidelines, development of new channel partners such as large commercial printers, and the focus on selling products that offer higher gross profit. The gross profit margin percentage increased to 29% in 2004 from 26% in 2003.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses decreased $743,775, or 43%, to $999,338 from $1,743,113. The decrease was primarily due to a concerted effort on the Company's part to minimize operating expenses in 2004, including the reduction of headcount and slowing the expansion of operations begun in 2003, combined with the absence in 2004 of professional fees related to the reverse acquisition of National Health and Safety Corporation in 2003.

Goodwill impairment. Goodwill impairment of $450,000 in 2003 resulted from recording a non-cash charge in continuing operations after the assessment of the realizability of recorded goodwill in accordance with SFAS No. 142 indicated that goodwill was impaired as its carrying value was greater than fair value. There was no goodwill impairment charge in 2004.

Income (loss) from operations. Income (loss) from operations increased $1,760,123, or 104%, to income of $75,189 from a loss of $1,684,934. The increase was primarily due to the increase in revenues and gross profit, the Company's concerted efforts to minimize operating expenses in 2004, and the absence in 2004 of acquisition-related expenses and the goodwill impairment charge incurred in 2003.

Other income (expense). Net other expense increased $23,532, or 47%, to $74,094 from $50,562. The primary component, interest expense, increased $25,812, or 50%, to $77,128 from $51,316. This increase was due to interest related to additional debt financing incurred in 2004 to provide cash for operations.

Net income (loss). Net income (loss) increased $1,736,591, or 100%, to net income of $1,095 from a net loss of $1,735,496. The increase in net income in 2004 over net loss in 2003 was primarily due to the increase in revenues and gross profit, along with the decrease in selling, administrative and other operating expenses and the goodwill impairment charge.

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

ADS Media had cash and cash equivalents of $208,860 as of December 31, 2004, compared to $19,664 as of December 31, 2003.

Working capital (measured by current assets less current liabilities) at December 31, 2004, was a deficit of $852,053 compared to a deficit of $933,513 at December 31, 2003. This increase in working capital was primarily due to increases in cash and net accounts receivable and decreases in customer advance payments and accrued liabilities, partially offset by a decrease in prepaid expenses and increases in accounts payable, accrued salaries and wages, and notes payable.

Changes in Financial Condition

For the year ended December 31, 2004, cash provided by operating activities totaled $152,733, compared to cash used in operating activities of $541,360 in fiscal 2003. The most important change in operating cash flow was our break-even year in operating income in 2004, compared to a loss of $1.7 million in 2003, as discussed in Results of Operations. In 2004, our accounts receivable increased substantially, by $306,721, compared to a $102,642 increase in 2003, primarily due to increased sales and operating activity incurred in the normal course of business. In addition, in 2004 we did not record adjustments to goodwill (compared to $450,000 recorded in 2003) and we experienced much smaller amounts of funds provided from issuance of equity securities for services and in connection with financing, as financing activity decreased in 2004 and we were able to pay for services from cash generated from operations.

For both years ended December 31, 2004 and 2003, cash used in investing activities was negligible, at $905 and $2,313 respectively, in each case for small capital expenditures.

For the year ended December 31, 2004, cash provided by financing activities totaled $37,368 due mainly to proceeds from the issuance of notes payable, partially offset by payments on notes payable. For the year ended December 31, 2003, cash provided by financing activities totaled $537,153. In 2004, we netted proceeds from sale of notes payable, after deducting payments on outstanding notes, of approximately $40,000, compared to a net of $60,000 in 2003. The most important change was that, in 2003, we realized $480,000 from the sale of common stock, but we raised no cash from common stock sales in 2004. Payments on capital lease obligations were approximately the same in both years.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. During the third and fourth quarters of 2003 and all of 2004, we were unable to pay for the costs of independent auditing or to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our Form 10-KSB for fiscal 2003 or 2004 on time, and we could not, because of the costs involved, complete our 2004 audit until 2005. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of the end of fiscal 2004. We believe, based on management's review of this Form 10-KSB, that it contains all information required to be included in the annual report on Form 10-KSB for 2004, but the information was not compiled and the report was not completed within the time periods specified for filing this report. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. During the time period covered by this report, there were no changes in our internal control over financial reporting.

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

James D. (Jim) Schell is Vice President, Secretary, Treasurer and a director of ADS Media.  He is also President of its operating subsidiary, ADS, and was recruited to lead the effort to build national client relationships, along with providing marketing support specific to ADS's product development and marketing strategy. He joined ADS in November 2001. For the 20 years before his move to ADS, Mr. Schell worked for SBC Communications, Inc., focusing on development and implementation of numerous regional and national product initiatives. He also spent 8 years managing regional sales operations for Southwestern Bell Yellow Pages. Mr. Schell received his B.B.A. in Marketing from Texas Tech University.

Gary J. Davis is a director of ADS Media.  Mr. Davis is the founder, president, CEO and sole shareholder of First Advisors, Inc., which is involved in business consulting and investing private investment capital in start-up and early stage companies.  Mr. Davis has been with First Advisors, Inc. since 1996.  Since 1973, Mr. Davis has spent a major portion of his career in a wide range of capital raising endeavors, including debt and equity for real estate ventures and private equity capital for business ventures. Additionally, Mr. Davis is a director of Ashley Laurent, Inc., a software company offering integrated network security solutions. Mr. Davis was the chairman, president and CEO of NHLT from February 9, 2001, to January 30, 2003, and has served on the board of directors of NHLT and ADS Media from 2001 to the present.

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

One officer, James D. (Jim) Schell, filed a late report on Form 5 of his acquisition of warrants to purchase up to 155,556 shares of common stock in connection with a short-term loan to the company in August 2004.

Based solely upon a review of the copies of the forms furnished to the Company, or representations from certain reporting persons that no reports were required, the Company believes that no other persons failed to file required reports on a timely basis during or in respect of 2004.

Item 10. Executive Compensation.

The following table summarizes the compensation of the Chief Executive Officer and the other most highly compensated executive officers of ADS Media and its subsidiaries during the past year (the "Named Executive Officers").

Summary Compensation Table
Name	Year	Salary (1)	Bonus	Other Annual Compensation
Clark R. "Dub" Doyal,	2004	$167,426	-0-	-0-
Chief Executive Officer	2003	222,523	-0-	-0-
	2002	105,046	-0-	-0-

James D. (Jim) Schell,	2004	$167,278	-0-	-0-
Vice President, Secretary,	2003	172,095	-0-	-0-
Treasurer	2002	135,415	-0-	-0-

12

(1)

Includes $67,995, $110,831, and $14,769 in salary voluntarily deferred in 2004, 2003, and 2002, respectively, by Mr. Doyal. Also includes $77,847 and $80,710 in salary voluntarily deferred in 2004 and 2003, respectively, by Mr. Schell. These salaries will remain deferred until such time as cash flow permits payment.

Option/SAR Grants in Last Fiscal Year. There were no stock appreciation rights ("SAR") grants made to any Named Executive Officers during the year ended December 31, 2004. Mr. Schell received warrants to purchase common stock in connection with a loan he made to the company in 2004, as follows:

Option/SAR Grants in Last Fiscal Year (Individual Grants)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh.)	Expiration Date
James D. (Jim) Schell	155,556	31.82%	$0.12	8/4/09

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. The following table shows the number of options exercised during 2004 and options held at December 31, 2004 by the Named Executive Officers. No SARs have been granted.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
James D. (Jim) Schell	0	$0	155,556 / 0	$0 / $0

Compensation of Directors. No compensation was paid to any Director in 2004 in connection with their board service. ADS Media does reimburse its directors for reasonable expenses associated with attending board or committee meetings.

Employment Agreements. ADS Media's subsidiary, ADS, has employment agreements with Mr. Doyal, who serves as Chairman, Chief Executive Officer and President of ADS Media and Chairman and Chief Executive Officer of ADS, and with Mr. Schell, who is Vice President, Secretary, and Treasurer of ADS Media, and President of ADS. Mr. Doyal's agreement provides for a base salary of $299,520 in 2005. Mr. Schell's agreement provides for a base salary of $249,600 in 2005. Because of a lack of revenues, both Mr. Doyal and Mr. Schell have foregone a substantial amount of their agreed compensation in 2002, 2003 and 2004. Both Mr. Doyal's and Mr. Schell's employment agreements are for three year terms ending in December 2005. Each executive may terminate the agreement at any time on 30 days' notice. ADS may terminate each agreement at any time without cause on 30 days' notice, in which case payment of 6 months' compensation as severance is required, or at any time for cause. The agreements also provide for incentive bonus based on whether the company achieves a target income before taxes, determined by the board of directors. We make available to the executives the same employee benefits generally made available to other managers and employees. The agreements contain non-competition clauses for 24 months after termination of the agreement and provisions regarding confidentiality of company information.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of December 31, 2004, the beneficial ownership of our common stock held by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our directors and

Named Executive Officers as a group. Unless indicated otherwise, the address of each person listed below is c/o ADS Media Group, Inc., 12758 Cimarron Path, Suite B-128, San Antonio, Texas, 78249.

Name of Beneficial Owners	Number of Shares Beneficially Owned (1)	Percentage of Ownership (2)
Gavin M. Gray (6) 701 Brazos Street, Suite 960 Austin, Texas 78701	1,856,814	9.8%
Clyde J. Berg 600 Congress Ave. Austin, Texas 78701	1,565,846	8.3%
George T. Pjura 3703 Stonebridge Drive Cape Girardeau, Missouri 63703	1,272,058	6.6%

Executive Officers and Directors:
Clark R. "Dub" Doyal	4,915,025	26.0%
James D. (Jim) Schell (7)	1,854,083	9.7%
Gary J. Davis (3) (4) 3811 Bee Cave Rd, Suite 210 Austin, Texas 78746	2,931,387	15.4%
Bryan T. Forman (3) (5) 6836 Bee Cave Rd, Suite 242 Austin, Texas 78746	3,182,907	16.3%

All Executive Officers and Directors as a Group (4 persons) (3)	10,980,684	55.6%

(1)

Pursuant to the rules of the Securities and Exchange Commission, a person or group is deemed to have "beneficial ownership" of any shares with regard to which such person or group has or shares voting or investment power or has or shares the right to acquire such power within 60 days of December 31, 2004, such as pursuant to the conversion or exchange of securities or the exercise of stock options or warrants.  For purposes of computing the percentage of outstanding shares held by any person or group of persons, shares that such person or group has the right to acquire within 60 days of December 31, 2004 are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)

Based on 18,892,073 shares of common stock outstanding as of December 31, 2004. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2004 plus the number of shares issuable to that owner on exercise of options and warrants and the number of common shares into which the owner's preferred shares are convertible, and dividing by the total number of outstanding shares plus that owner's option, warrant and preferred conversion shares. Each Series A and Series B Preferred Share is convertible into five (5) shares of Common Stock. Each Warrant is convertible into one (1) share of Common Stock.

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

14

(4)

Includes 90,000 shares issuable on the exercise of options, 590,571 shares held by partnerships in which Mr. Davis is a partner, and 264,278 shares held by a corporation of which Mr. Davis is the sole shareholder.

(5)	Includes 25,000 shares to be issued to Mr. Forman for services rendered and 617,332 shares issuable on the exercise of warrants.

(6)	Includes 1,674,405 shares and warrants to purchase up to 35,076 shares held by partnerships in which Mr. Gray is a partner.

(7)	Includes 155,556 shares which Mr. Schell has the right to acquire on the exercise of warrants.

Item 12. Certain Relationships and Related Transactions.

From time to time in 2004, ADS Media issued securities to officers and 5% shareholders as detailed in Item 5 - Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities.

During the years ended December 31, 2004 and 2003, ADS Media purchased $2,740 and $63,175, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of ADS Media own a non-controlling interest. As of December 31, 2004 and 2003, ADS Media owed Laser Dimensions $0 and $12,678, respectively.

In 2004, ADS Media issued a short-term note payable for $60,000 to a 5% shareholder of the company. In connection with obtaining this short-term debt financing, ADS Media also issued the shareholder warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.12 per share. ADS Media repaid the principal and interest in full on this note in 2004.

In January 2003, ADS Media issued 827,183 shares of common stock to a related-party investor in exchange for $150,000 in cash (approximately $0.18 per share. ADS Media also issued warrants to purchase 246,663 post-acquisition shares to a director as compensation for services rendered in connection with the acquisition.

Also in January 2003, ADS Media issued 3,005,543 shares of common stock to the related-party investor in exchange for $545,000 in a stock subscription note receivable (approximately $0.18 per share). In addition, ADS Media issued warrants to purchase up to 150,328 shares of common stock, at an exercise price of $0.16 per share, to a director in connection with the stock subscription note receivable. ADS Media received a total of $15,000 in payment of the subscription note. In August 2003, the stock subscription note receivable matured with a balance owed to ADS Media in the amount of $530,000. Consequently, 2,922,822 shares of common stock issued in connection with the note receivable have been returned to the Company for cancellation, and the director agreed to return warrants to purchase 142,056 shares in connection with the subscription note for cancellation.

In January 2003, ADS Media issued 137,889 shares of common stock to an investment partnership in which a 5% shareholder is a partner. This transaction resulted in net proceeds to ADS Media of approximately $25,000 ($0.18 per share.

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

Date	Number of Shares	Price per Share
March 2003	55,556	$0.18
April 2003	90,909	$0.11
May 2003	26,316	$0.38

Date	Number of Shares	Price Per Share
June 2003	83,333	$0.12
July 2003	76,923	$0.13
August 2003	125,000	$0.08
September 2003	50,000	$0.20

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

Item 13. Exhibits

31.1+	Certification of the Chief Executive Officer and Chief Financial Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed with this Form 10-KSB

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our independent auditors for fiscal 2003 and 2004 were Sprouse & Anderson, LLP. The fees billed to ADS Media by Sprouse & Anderson, LLP are shown in the table below.

	Year Ended December 31,
	2004	2003

Audit fees	$ 20,550	$ 32,800
Audit-related fees	-	-
Tax fees	2,000	-
All other fees	-	-
	$ 22,550	$ 32,800

Audit fees consist of fees billed for professional services for the audit of ADS Media's annual financial statements, reviews of the financial statements included in ADS Media's quarterly reports and services that are normally provided in connection with statutory and regulatory filings.

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

Pre-Approval Policy and Procedures

It is the Board of Director's policy to pre-approve all services provided by Sprouse & Anderson, LLP. All services provided by Sprouse & Anderson, LLP during the years ended December 31, 2004 and 2003 were pre-approved by the Board of Directors.

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
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ADS Media Group, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADS Media Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Sprouse & Anderson, LLP
Austin, Texas
July 8, 2005

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	For the Year Ended December 31,
	2004	2003

CURRENT Assets
Cash and cash equivalents	$ 208,860	$ 19,664
Accounts receivable (net of allowance for doubtful accounts of $42,449 in 2004 and $37,447 in 2003)	441,362	139,644
Prepaid expenses	48,499	103,309
Other current assets	2,400	1,700

Total current assets	701,121	264,317

PROPERTY AND EQUIPMENT
Furniture and fixtures	16,572	16,572
Computer equipment	48,031	47,126
Less: accumulated depreciation	(50,179)	(32,994)

Total property and equipment, net	14,424	30,704

GOODWILL	250,000	250,000

OTHER ASSETS	11,500	11,500

TOTAL ASSETS	$ 977,045	$ 556,521

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2004	2003

CURRENT Liabilities
Accounts payable	$ 489,961	$ 372,223
Customer advance payments	80,784	114,707
Accrued salaries and wages	618,688	367,415
Accrued liabilities	46,640	127,267
Due to officer - related party	37,754	37,754
Notes payable, net of discount	176,972	95,000
Notes payable - related parties	100,000	80,000
Other current liabilities	33	1,263
Obligations under capital leases	2,342	2,201

Total current liabilities	1,553,174	1,197,830

Obligations under capital leases, long-term	2,211	4,553

Total liabilities	1,555,385	1,202,383

Commitments and contingencies

SHAREholders' equity (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,892,073 and 18,858,900 shares issued and outstanding, respectively	18,892	18,859
Additional paid-in capital	2,099,928	2,033,534
Accumulated deficit	(2,697,174)	(2,698,269)

Total shareholders' equity (deficit)	(578,340)	(645,862)

TOTAL Liabilities and Shareholders' Equity (Deficit)	$ 977,045	$ 556,521

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2004	2003

REVENUES	$ 3,668,871	$ 1,955,404

COST OF GOODS SOLD	2,594,344	1,447,225

Gross profit	1,074,527	508,179

OPERATING EXPENSES
Selling, administrative and other operating expenses	999,338	1,743,113
Goodwill impairment	-	450,000

Total operating expenses	999,338	2,193,113

Income (loss) from operations	75,189	(1,684,934)

OTHER INCOME (EXPENSE)
Interest expense	(77,128)	(51,316)
Interest and other income	3,034	754

Total other income (expense)	(74,094)	(50,562)

Income (loss) before income taxes	1,095	(1,735,496)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ 1,095	$ (1,735,496)

NET INCOME (LOSS) PER SHARE, basic	$ 0.00	$ (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	18,878,549	18,807,762

NET INCOME (LOSS) PER SHARE, diluted	$ 0.00	$ (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	18,947,459	18,807,762

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional
					Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2002	-	$ -	134,286	$ 679,999	$ -	$ (962,773)	$ (282,774)

Acquisition of ADS by NHLT as reverse acquisition	16,644	17	4,566,782	4,567	695,416	-	700,000
Receipt of ADS common stock in exchange for ADS Media common stock	-	-	(134,286)	(679,999)	679,999	-	-
Issuance of ADS Media common stock in exchange for ADS common stock	-	-	10,367,655	10,368	(10,368)	-	-
Common stock issued for cash	-	-	2,814,459	2,814	477,186	-	480,000
Common stock issued for services	-	-	1,095,694	1,096	150,344	-	151,440
Warrants issued for services	-	-	-	-	20,919	-	20,919
Warrants issued in connection with obtaining debt financing	-	-	-	-	20,049	-	20,049
Conversion of preferred shares into common stock	(2,862)	(3)	14,310	14	(11)	-	-
Net loss for the year	-	-	-	-	-	(1,735,496)	(1,735,496)

Balance at December 31, 2003	13,782	$ 14	18,858,900	$ 18,859	$ 2,033,534	$ (2,698,269)	$ (645,862)

Common stock issued for services	-	-	33,173	33	4,279	-	4,312
Warrants issued for services	-	-	-	-	9,031	-	9,031
Conversion of accounts payable into warrants	-	-	-	-	17,662	-	17,662
Warrants issued in connection with obtaining debt financing	-	-	-	-	35,422	-	35,422
Net income for the year	-	-	-	-	-	1,095	1,095

Balance at December 31, 2004	13,782	$ 14	18,892,073	$ 18,892	$ 2,099,928	$ (2,697,174)	$ (578,340)

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,095	$ (1,735,496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill	-	450,000
Bad debt expense	5,003	5,274
Depreciation expense	17,185	17,941
Issuance of common stock and warrants for services	13,343	172,359
Issuance of warrants in connection with obtaining debt financing	32,422	20,049
(Increase) decrease in assets:
Accounts receivable	(306,721)	(102,642)
Prepaid expenses and other assets	54,110	(81,895)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	370,219	598,343
Customer advance payments	(33,923)	114,707

Total adjustments	151,638	1,194,136

Net cash provided by (used in) operating activities	152,733	(541,360)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(905)	(2,313)

Net cash used in investing activities	(905)	(2,313)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	480,000
Proceeds from notes payable	109,833	90,000
Payments on notes payable	(90,264)	(30,000)
Proceeds from notes payable - related parties	98,667	10,000
Payments on notes payable - related parties	(78,667)	(10,000)
Payments on capital lease obligations	(2,201)	(2,847)

Net cash provided by financing activities	37,368	537,153

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	189,196	(6,520)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,664	26,184

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 208,860	$ 19,664

The accompanying notes are an integral part of these consolidated financial statements.
F-7
ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year ended December 31,
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$27,200	$17,916

Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:

Goodwill acquired in acquisition of ADS	$-	$700,000

Conversion of ADS shares to ADS Media shares	$-	$10,368

Issuance of common stock and warrants in exchange for services	$13,343	$172,359

Issuance of warrants in connection with obtaining debt financing	$35,422	$20,049

Conversion of accrued liabilities to notes payable	$65,403	$-

Conversion of accounts payable into warrants	$17,662	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for computer equipment and five years for furniture and fixtures. Repairs and maintenance costs are expensed as incurred and improvements are capitalized. Depreciation expense for the years ended December 31, 2004 and 2003 was $17,185 and $17,941, respectively.

Goodwill

Goodwill represents the excess purchase price over fair value of assets acquired in the acquisition of ADS by NHLT

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

Each year the Company assesses the realizability of the recorded goodwill and other intangibles in accordance with SFAS No. 142. At December 31, 2003, the analysis indicated that goodwill, attributed to the value of a publicly traded "shell" company which we acquired, was impaired, in that its carrying value was greater than fair value. The Company then used other market methods to estimate the fair value of the assets and liabilities other than goodwill and intangibles. This assessment indicated that goodwill of $450,000 was impaired. As a result, for the year ended December 31, 2003, the Company impaired its stated goodwill value by $450,000 from $700,000 to $250,000 by recording a non-cash goodwill impairment charge in continuing operations. At December 31, 2004, the analysis indicated that there was no further impairment of goodwill. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below its carrying value.

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

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

No. 123 (as amended).

The Company uses the intrinsic value method to account for stock-based employee compensation. During 2004 and 2003, the Company did not incur any compensation cost under APB No. 25 for options granted under the Plan. For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option's vesting period.  Had the Company determined compensation cost consistent with SFAS No. 123 and SFAS No. 148 using the fair value method, the Company's net income (loss) and net income (loss) per common share for the years ended December 31, 2004 and 2003 would approximate the pro forma amounts as shown below:

	For the Year Ended December 31,
	2004	2003

Net income (loss), as reported	$1,095	$(1,735,496)
Deduct: Total stock-based employee compensation expense determined under fair value based method	-	(12,500)
Pro forma net income (loss)	$1,095	$(1,747,996)

Net income (loss) per share:
Basic and diluted -
As reported	$0.00	$(0.09)

Pro forma	$0.00	$(0.09)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of each stock option granted in 2003 was estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions:

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

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Net Loss Per Common Share

Basic earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. However, as the Company incurred losses for the year ended December 31, 2003, the inclusion of those potential common shares in the calculation of diluted loss per share for 2003 would have an anti-dilutive effect.  Therefore, basic and diluted per share amounts are the same for the year ended December 31, 2003.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income (loss) and net income (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. The adoption of this statement will have the effect of decreasing net income and net income per share and increasing net loss and net loss per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

NOTE B - NOTES PAYABLE

Notes payable, net of debt discount, consist of the following at December 31, 2004 and 2003:

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

	December 31,
	2004	2003
Uncollateralized note payable bearing interest at 6%, principal and interest payable monthly until paid in full. Renewed April 1, 2003, bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, bearing interest at 10%, principal and interest payable in full upon maturity, matures on May 1, 2005.	15,000	15,000

Uncollateralized note payable bearing interest at 10%, principal and interest payable monthly until paid in full. Renewed April 1, 2003, bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, bearing interest at 10%, principal and interest payable in full upon maturity, matures on May 1, 2005.	50,000	50,000

Uncollateralized note payable bearing interest at 10%, payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, bearing interest at 10%, principal and interest payable in full upon maturity, matures on May 1, 2005.	30,000	30,000

Uncollateralized note payable bearing interest at 5.5%, principal and interest payable quarterly beginning April 1, 2004 and in full upon maturity, matures on February 1, 2005.	54,955	-

Uncollateralized note payable bearing interest at 10%, principal and interest payable monthly beginning December 15, 2004, until paid in full approximately November 15, 2005, net of debt discount of $3,000 at December 31, 2004.	27,017	-
Notes payable, net of debt discount	$ 176,972	$ 95,000

Notes payable - related parties consist of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003

Uncollateralized note payable to a 5% shareholder bearing interest at 6%, principal and interest payable in full upon maturity, matured September 23, 2002. Renewed May 1, 2004, bearing interest at 10%, principal and interest payable in full upon maturity, matures on May 1, 2005.

	$ 40,000	$ 40,000

Uncollateralized note payable to a 5% shareholder bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, bearing interest at 10%, principal and interest payable in full upon maturity, matures on May 1, 2005.	40,000	40,000

Uncollateralized note payable to officer bearing interest at 10%, principal and interest payable monthly beginning June 15, 2005, until paid in full approximately February 15, 2006.	20,000	-
Notes payable - related parties	$ 100,000	$ 80,000

Since its inception the Company has issued notes payable primarily for working capital purposes.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE C - CAPITAL LEASE OBLIGATIONS

The Company is leasing certain equipment under capital leases. Capital leases payable at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Capital leases for computer equipment due in monthly installments through 2006	$ 5,009	$ 7,783

Less interest	456	1,029
Less current portion	2,342	2,201

Obligations under capital leases, long-term	$ 2,211	$ 4,553

Scheduled maturities for capital lease obligations for the years ended December 31, are as follows:
2005	$ 2,342
2006	2,211

Total	$ 4,553

The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2004 and 2003, are as follows:

	2004	2003

Cost	$ 10,627	$ 10,627
Accumulated depreciation	6,513	4,302

Net leased property under capital leases	$ 4,114	$ 6,325

NOTE D - PREFERRED STOCK

Series A

The Company is authorized to issue up to 40,000 shares of Series A Preferred Stock, par value $.001 per share, of which 13,616 shares were issued and outstanding as of December 31, 2004. Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into five (5) shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

Series B

The Company is authorized to issue up to 6,000 shares of Series B Preferred Stock, par value $.001 per share, of which 166 shares were issued and outstanding as of December 31, 2004. Each Series B share has a $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five (5) shares of

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

NOTE E - Common stock

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

In 2003, the Company issued 1,095,694 shares of common stock, at prices ranging from $0.08 to $0.38 per share, in exchange for professional services totaling $151,440. In 2004, the Company issued 33,173 shares of common stock, at a price of $0.13 per share, in exchange for professional services totaling $4,312.

NOTE F - STOCK WARRANTS

In 2003, the Company issued warrants to purchase up to 72,658 shares of common stock in conjunction with the purchase of common stock. These warrants enable the holder to purchase shares of the Company's common stock at exercise prices ranging from $0.15 to $0.16 per share through 2008.

In 2003, the Company issued warrants to purchase up to 319,321 shares of common stock in exchange for consulting services. These warrants enable the holder to purchase shares of the Company's common stock at exercise prices ranging from $0.15 to $0.18 per share through 2008.

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

In 2003, the Company issued warrants to purchase up to 249,999 shares of common stock in connection with a short-term loan to the company. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.12 per share through 2008. The Company recorded $20,049 in expenses related to the issuance of these warrants. In 2004, the Company issued warrants to purchase up to 1,570,833 shares of common stock in connection with short-term loans to the company. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.12 per share through 2009. The company recorded $35,422 in additional paid in capital related to the issuance of these warrants.

In January 2003, the Company issued warrants to purchase up to 150,328 post-acquisition shares of common stock in connection with the stock subscription note receivable. In March 2003, a payment of $15,000 was made on the

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

note receivable (representing warrants to purchase up to 8,272 post-acquisition shares of common stock). In August 2003, the remaining stock subscription note receivable matured with a balance owed to the Company of $530,000. Consequently, warrants to purchase 142,056 shares of common stock that were issued in connection with the stock subscription note receivable have also been returned to the company for cancellation. The remaining 8,272 warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.16 per share through 2008.

In 2004, the Company issued warrants to purchase up to 98,120 shares of common stock in exchange for reductions of accounts payable totaling $17,662. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.18 per share through 2009.

The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2003	264,739	$ 0.16

Granted	953,221	$ 0.12 - 0.16
Exercised	-
Canceled	(142,056)	0.16

Warrants outstanding at December 31, 2003	1,075,904	$ 0.12 - 0.16

Granted	1,981,453	$ 0.12 - 0.18
Exercised	-
Canceled	-

Warrants outstanding at December 31, 2004	3,057,357	$ 0.12 - 0.18

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

The following is a summary of outstanding stock options:

	Number of Shares	Exercise Price
Options outstanding at January 1, 2003	-

Granted	250,000	$ 0.10
Exercised	-
Canceled	-
Options outstanding at December 31, 2003	250,000	0.10

Granted	-
Exercised	-
Canceled	-
Options outstanding at December 31, 2004	250,000	0.10

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

At December 31, 2004, the weighted average remaining contractual life of stock options outstanding was 2.8 years, with 250,000 options exercisable at a weighted average exercise price of $0.10 per share.

NOTE H - OPERATING LEASE OBLIGATIONS

The Company leases office and warehouse space and certain equipment under operating lease agreements having terms expiring at various dates through August 2008. The future minimum annual payments required under the leases at December 31, 2004 are as follows:

2005	$ 59,262
2006	77,799
2007	76,574
2008	52,534

Total	$ 266,169

Rental and other related expenses for the above leases for the years ended December 31, 2004 and 2003 were approximately $63,000 and $119,000, respectively.

NOTE I - INCOME TAXES

As of December 31, 2004, the Company had a net deferred tax asset of approximately $5.1 million principally arising from net operating loss carryforwards for income tax purposes.  The Company has established a valuation allowance equal to the net deferred tax asset as of December 31, 2004.  At December 31, 2004 the Company had net operating loss carryforwards of approximately $4.8 million that will begin to expire in 2014 through 2022.

The Company's reverse acquisition in 2003 and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382.  The ownership changes resulting from this reorganization will likely limit the Company's ability to utilize a significant portion of the net operating loss carryforwards generated before the changes in ownership.

	2004	2003
Deferred tax asset (liabilities):
Net operating loss carryforward	$ 4,848,580	$ 4,218,810
Depreciation	(2,094)	(3,778)
Allowance for doubtful accounts	15,706	13,855
Accrued expenses not deductible until paid	239,279	138,073

Net total deferred tax asset	$ 5,101,471	$ 4,366,960

Valuation allowance	$ (5,101,471)	$ (4,366,960)

Net deferred tax asset	$ -	$ -

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

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

NOTE K - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company purchased $2,740 and $63,175, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. As of December 31, 2004 and 2003, the Company owed Laser Dimensions $0 and $12,678, respectively.

In 2003, the Company received cash of $294 from the officer in exchange for a payable to officer.

In 2003, the Company issued 1,071,222 shares of common stock and warrants to purchase up to 35,076 shares of common stock to an investment partnership in which a 5% shareholder is a partner in exchange for $165,000 in cash.

In 2003, the Company issued 694,444 shares of common stock and warrants to purchase up to 31,569 shares of common stock to a 5% shareholder in exchange for $125,000 in cash.

In 2003, the Company issued warrants to purchase up to 319,321 shares of common stock to a director in exchange for consulting services.

In 2003, the Company issued 827,183 shares of common stock to a related-party investor in exchange for $150,000 in cash.

In January 2003, prior to the stock exchange, the Company issued 3,005,543 post-acquisition shares of common stock to the related-party investor in exchange for $545,000 in a stock subscription note receivable. In addition, the Company issued warrants to purchase up to 150,328 post-acquisition shares of common stock to a director in connection with the stock subscription note receivable. In March 2003, a payment of $15,000 was made on the subscription note (representing 82,721 post-acquisition shares of common stock and warrants to purchase up to 8,272 post-acquisition shares of common stock). In August 2003, the remaining stock subscription note receivable matured with a balance owed to the Company of $530,000. Consequently, 2,922,822 post-acquisition shares of common stock that were issued pursuant to the stock subscription note receivable have been returned to the company for cancellation. Additionally, the director agree to return warrants to purchase 142,056 shares of common stock in connection with the stock subscription note for cancellation.

In 2003, the Company issued 508,037 shares of common stock, at prices ranging from $0.08 to $0.38 per share, to a director in exchange for professional services totaling $70,000.

In 2003, the Company issued a short-term note payable for $10,000 to a 5% shareholder of the company. In connection with obtaining this short-term debt financing, the Company also issued the shareholder warrants to purchase up to 83,333 shares of common stock at an exercise price of $0.12 per share. The Company repaid the principal in full on this note in 2003. In 2004, the Company issued a short-term note payable for $60,000 to a 5% shareholder of the company. In connection with obtaining this short-term debt financing, the Company also issued

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

the shareholder warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.12 per share. The Company repaid the principal and interest in full on this note in 2004.

In 2004, the Company issued a short-term note payable for $18,667 to an officer of the company. In connection with obtaining this short-term debt financing, the Company also issued the officer warrants to purchase up to 155,556 shares of common stock at an exercise price of $0.12 per share. The Company repaid the principal and interest in full on this note in 2004. Also in 2004, the Company issued a note payable for $20,000 to an officer. Principal and interest are payable monthly beginning June 15, 2005, until paid in full.

NOTE L - CONCENTRATION OF RISKS

Four customers each totaled approximately 36%, 18%, 16% and 11% of the Company's revenues for the year ended December 31, 2004. Three customers each totaled approximately 33%, 12% and 10% of the Company's revenues for the year ended December 31, 2003. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems to ADS Media. With a significant amount of the Company's revenues generated by a few major customers, the loss of one of these customers could have a material adverse effect on our business, operating results and financial condition.

NOTE M - SUBSEQUENT EVENTS

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

In 2005, certain notes payable, with a maturity date of May 1, 2005, and in the principal amount of $95,000 at December 31, 2004, matured and are currently due on demand. Likewise, certain notes payable - related parties, with a maturity date of May 1, 2005, and in the principal amount of $80,000 at December 31, 2004, matured and are currently due on demand. At September 30, 2005, $95,000 and $80,000 of these notes payable and notes payable - related parties, respectively, remain outstanding.

In 2005, the Company issued 145,846 shares of common stock, at a price of $0.13 per share, to consultants in exchange for professional services.

In 2005, the Company issued 57,143 shares of common stock, at a price of $0.14 per share, to a vendor in exchange for reduction of accounts payable.

