Form 10QSB
period 2005-03-31
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2005	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 385,221	$ 208,860
Accounts receivable (net of allowance for doubtful accounts of $45,970 in 2005 and $42,449 in 2004)	95,501	441,362
Prepaid expenses	45,647	48,499
Other current assets	4,850	2,400

Total current assets	531,219	701,121

PROPERTY AND EQUIPMENT
Furniture and fixtures	24,931	16,572
Computer equipment	48,031	48,031
Less: accumulated depreciation	(53,740)	(50,179)

Total property and equipment, net	19,222	14,424

GOODWILL	250,000	250,000

OTHER ASSETS	18,422	11,500

TOTAL ASSETS	$ 818,863	$ 977,045

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2005	2004
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 384,767	$ 489,961
Customer advance payments	-	80,784
Accrued salaries and wages	678,392	618,688
Accrued liabilities	36,008	30,126
Accrued liabilities - related party	19,402	16,514
Due to officer - related party	24,497	37,754
Notes payable, net of discount	168,917	176,972
Notes payable - related parties	100,000	100,000
Other current liabilities	511	33
Obligations under capital leases	4,515	2,342

Total current liabilities	1,417,009	1,553,174

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	7,658	2,211

Total liabilities	1,424,667	1,555,385

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 18,908,450 and 18,892,073 shares issued and outstanding, respectively	18,908	18,892
Additional paid-in capital	2,102,040	2,099,928
Accumulated deficit	(2,726,766)	(2,697,174)

Total shareholders' equity (deficit)	(605,804)	(578,340)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 818,863	$ 977,045

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)

REVENUES	$ 997,974	$ 710,369

COST OF GOODS SOLD	739,134	488,880

Gross profit	258,840	221,489

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	278,542	270,281

Loss from operations	(19,702)	(48,792)

OTHER INCOME (EXPENSE)
Interest expense	(9,890)	(10,672)
Interest and other income	-	-

Total other income (expense)	(9,890)	(10,672)

Loss before income taxes	(29,592)	(59,464)

INCOME TAXES	-	-

NET LOSS	$ (29,592)	$ (59,464)

NET LOSS PER SHARE, basic and diluted	$ (0.002)	$ (0.003)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	18,892,073	18,858,900

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (29,592)	$ (59,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	8,737	-
Depreciation expense	3,561	4,423
Issuance of common stock for services	2,128	2,374
Issuance of warrants in connection with obtaining debt financing	900	-
(Increase) decrease in assets:
Accounts receivable	337,124	(45,039)
Prepaid expenses and other assets	(6,520)	94,976
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(49,499)	107,620
Customer advance payments	(80,784)	(114,707)

Total adjustments	215,647	49,647

Net cash provided by (used in) operating activities	186,055	(9,817)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	-	(905)

Net cash used in investing activities	-	(905)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable	(8,955)	(8,350)
Payments on capital lease obligations	(739)	(592)

Net cash used in financing activities	(9,694)	(8,942)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	176,361	(19,664)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,860	19,664

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 385,221	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 4,914	$ 5,531

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of common stock in exchange for services	$ 2,128	$ 2,374

Issuance of warrants in connection with obtaining debt financing	$ 900	$ -

Conversion of accrued liabilities to notes payable	$ -	$ 65,403

Property acquired under capital lease obligations	$ 8,359	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three month periods ended March 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2005 and 2004, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMON STOCK

During the three months ended March 31, 2005, the Company issued 16,377 shares of common stock, at a price of $0.13 per share, in exchange for professional services totaling $2,128. All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

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

NOTE D - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005 and 2004, the Company purchased $0 and $1,844, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. As of March 31, 2005 and 2004, the Company owed Laser Dimensions $0 and $12,138, respectively.

NOTE E - OPERATING LEASES

Effective January 1, 2004, an amendment was signed to the original lease agreement (dated October 14, 2002) between Cadena Enterprises, Inc. ("Cadena") and Alternative Delivery Solutions, Inc. ("ADS"), a wholly owned subsidiary of ADS Media Group, calling for a reduction of leased office space with a corresponding reduction in monthly rent paid by ADS from $10,000 per month to $4,000 per month. The amendment also provided for the

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

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

NOTE F - SUBSEQUENT EVENTS

Subsequent to March 31, 2005 through September 30, 2005, certain notes payable, with a maturity date of May 1, 2005, and in the principal amount of $95,000 at March 31, 2005, matured and are currently due on demand. Likewise, certain notes payable - related parties, with a maturity date of May 1, 2005, and in the principal amount of $80,000 at March 31, 2005, matured and are currently due on demand. At December 31, 2005, $95,000 and $80,000 of these notes payable and notes payable - related parties, respectively, remain outstanding.

Subsequent to March 31, 2005 through September 30, 2005, the Company issued 129,469 shares of common stock, at a price of $0.13 per share, to consultants in exchange for professional services.

Subsequent to March 31, 2005 through September 30, 2005, the Company issued 57,143 shares of common stock, at a price of $0.14 per share, to a vendor in exchange for reduction of accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the ADS Media Group, Inc. ("ADS Media") Annual Report on Form 10-KSB for the year ended December 31, 2004. The consolidated financial statements and related footnotes included herein include the financial statements of Alternative Delivery Solutions, Inc. ("ADS").

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

During the first quarter of 2005, ADS experienced delivery orders from a diverse group of customers that included advertising agencies, channel partners in the print industry, and directly from client advertisers. Also, the Company performed deliveries for a large regional independent yellow pages publisher. Directory delivery compliments our delivery capabilities associated with the distribution of advertising materials directly to the door. This includes delivery to both residential and business addresses. We have delivered directories since the inception of the company, though it remains a small part of our overall revenue picture, and is minimally represented in the ADS business plan. The gross margins associated with directory delivery are generally lower than door delivery of advertising materials, although the revenue dollars are potentially significant.

ADS has begun to establish itself as a recognized alternative delivery provider, capable of handling high volume door delivery programs across the country, along with providing support services that include printing of advertising material and fulfillment services. We successfully trialed new door delivery approaches during this reporting period with one of our clients to include address specific placement of advertising materials. Typically, door distribution is done on a saturation basis, delivering all addresses within a given geographic area. We have now proven that certain addresses can be suppressed within the saturation area, allowing for more targeted distribution. This also allows for another delivery product option that customers can take advantage of, depending on their individual marketing needs. ADS benefits from generating revenues from this new delivery product offering.

Sales performance and the corresponding revenues generated in the first quarter of 2005 have exceeded the results of any previous first quarter activity since the inception of ADS, providing a solid start to 2005 financial performance. However, much work remains in expanding our relationship with agencies, channel partners, and client marketing organizations. Since the inception of the company in 2001, we have focused on advertising agencies as a source of providing clients that need alternative delivery. The direct-to-door medium provides agencies with an effective print media option to propose and sell to their client base. This is especially true for clients that have a history of using direct mail or newspaper inserts. The advantages for direct-to-door include the ability to target specific customer groups, reach every door that meets the desired profile, at a reduced rate from other print media options, and typically result in better response. Agencies are constantly being asked by their clients to find new and different ways to present their message. Alternative delivery provides them with a new and different choice.

ADS supplemented its sales efforts not only by addressing advertising agencies, but also by working directly with target customers. Key client groups targeted by ADS include the telecommunications, retail and service industries, speaking directly with the marketing organizations within these types of companies.

An additional part of our business strategy has been to develop channel relationships, primarily through large commercial printers. We continued to receive business from these sources during the first quarter.

Despite the improvement in sales growth, management has continued to maintain tight control over overhead expenses, keeping staffing levels low and enforcing strict cost controls throughout the organization. Our focus has been, and will continue to be, on generating sales with improved margin opportunities when possible, while maximizing the existing resources within the organization.

Results of Operations for the Three Months Ended March 31, 2005, as Compared to the Three Months Ended March 31, 2004

From inception through March 31, 2005, ADS Media has incurred significant net losses from operations. In 2004 and 2005 we have been unable to raise capital in the equity securities markets to fund marketing efforts and growth, though we have paid for some services by issuing equity securities. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses, and forced us to conserve cash and more cautiously grow our business.

Revenues. Revenues increased $287,605, or 40%, to $997,974 from $710,369. The increase was primarily due to multiple orders from a diverse group of clients, including combined delivery and print revenues.

Cost of Goods Sold. Cost of goods sold increased $250,254, or 51%, to $739,134 from $488,880. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $37,351, or 17%, to $258,840 from $221,489. The increase was primarily attributed to the increase in revenues, partially offset by reduced margins. The gross profit margin percentage decreased to 26% from 31% as management accepted lower margins on certain sales in order to expand the customer base.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $8,261, or 3%, to $278,542 from $270,281. While revenues increased 40%, the slight increase in operating expenses was primarily due to a concerted effort on the Company's part to minimize these costs in 2005 and 2004.

Loss from operations. Loss from operations decreased $29,090, or 60%, to a loss of $19,702 from a loss of $48,792. The decrease resulted from continued expansion of sales combined with our success in limiting general and administrative expenses.

Other income (expense). Net other expense, the sole component being interest expense, decreased a negligible $782, or 7%, to $9,890 from $10,672.

Net loss. Net loss decreased $29,872, or 50%, to a net loss of $29,592 from a net loss of $59,464. The decrease in net loss was primarily due to the increase in revenues and gross profit, slightly offset by the increase in selling, administrative and other operating expenses.

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

ADS Media had cash and cash equivalents of $385,221 as of March 31, 2005, compared to $208,860 as of December 31, 2004.

Working capital (measured by current assets less current liabilities) at March 31, 2005 was a deficit of $885,790 compared to a deficit of $852,053 at December 31, 2004. This decrease in working capital was primarily due to a significant decrease in accounts receivable and increases in accrued salaries and wages, partially offset by an increase in cash and decreases in accounts payable and customer advance payments.

Changes in Financial Condition

For the three months ended March 31, 2005, cash provided by operating activities totaled $186,055. The provision of funds was primarily due to a significant decrease in accounts receivable, partially offset by our net loss and decreases in accounts payable and accrued expenses and customer advance payments. For the three months ended March 31, 2004, cash used in operating activities totaled $9,817. The use of funds was primarily due to our net loss, an increase in accounts receivable and a decrease in customer advance payments, partially offset by a decrease in prepaid expenses and other assets and an increase in accounts payable and accrued expenses.

For the three months ended March 31, 2005, cash used in investing activities was $0. For the three months ended March 31, 2004, cash used in investing activities was negligible at $905, attributed to small capital expenditures.

For the three months ended March 31, 2005 and 2004, cash used in financing activities totaled $9,694 and $8,942, respectively, in each case primarily due to payments on notes payable.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. From the third quarter of 2003 through the first quarter of 2005, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our Form 10-QSB for the quarter ended March 31, 2005, on time, and we could not, because of the costs involved, complete our quarterly report for this quarter until 2006. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2005. We believe, based on management's review of this Form 10-QSB, that it contains all information required to be included in the quarterly report on Form 10-QSB for the period ended March 31, 2005, but the information was not compiled and the report was not completed within the time periods specified for filing this report. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. During the time period covered by this report, there were no changes in our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2005, ADS Media issued 16,377 shares of common stock, at a price of $0.13 per share, to a consultant in exchange for professional services. These securities were not registered under the Securities Act of 1933 (the "Securities Act"). They were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

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

