Form 10QSB
period 2005-06-30
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2005	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 716,754	$ 208,860
Accounts receivable (net of allowance for doubtful accounts of $51,576 in 2005 and $42,449 in 2004)	115,669	441,362
Prepaid expenses	197,826	48,499
Other current assets	4,500	2,400

Total current assets	1,034,749	701,121

PROPERTY AND EQUIPMENT
Furniture and fixtures	24,931	16,572
Computer equipment	48,031	48,031
Less: accumulated depreciation	(56,085)	(50,179)

Total property and equipment, net	16,877	14,424

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	11,500

TOTAL ASSETS	$ 1,308,548	$ 977,045

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2005	2004
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 226,947	$ 489,961
Customer advance payments	453,486	80,784
Accrued salaries and wages	760,897	618,688
Accrued liabilities	46,997	29,888
Accrued liabilities - related party	20,481	16,752
Due to officer - related party	21,389	37,754
Notes payable	141,681	149,955
Notes payable - related party, net of discount	110,940	127,017
Other current liabilities	2,460	33
Obligations under capital leases	4,859	2,342

Total current liabilities	1,790,137	1,553,174

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	6,378	2,211

Total liabilities	1,796,515	1,555,385

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,053,300 and 18,892,073 shares issued and outstanding, respectively	19,053	18,892
Additional paid-in capital	2,121,298	2,099,928
Accumulated deficit	(2,628,332)	(2,697,174)

Total shareholders' equity (deficit)	(487,967)	(578,340)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 1,308,548	$ 977,045

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ 1,159,058	$ 227,385	$ 2,157,032	$ 937,754

COST OF GOODS SOLD	730,175	159,817	1,469,309	937,754

Gross profit	428,883	67,568	687,723	289,057

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	320,984	214,623	599,526	484,904

Income (loss) from operations	107,899	(147,055)	88,197	(195,847)

OTHER INCOME (EXPENSE)
Interest expense	(9,465)	(8,837)	(19,355)	(19,509)
Interest and other income	-	-	-	-

Total other income (expense)	(9,465)	(8,837)	(19,355)	(19,509)

Income (loss) before income taxes	98,434	(155,892)	68,842	(215,356)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 98,434	$ (155,892)	$ 68,842	$ (215,356)

NET INCOME (LOSS) PER SHARE, basic	$ 0.01	$ (0.01)	$ 0.004	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	18,961,539	18,883,099	18,927,000	18,871,000

NET INCOME (LOSS) PER SHARE, diluted	$ 0.01	$ (0.01)	$ 0.004	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	19,030,449	18,883,099	18,995,910	18,871,000

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 68,842	$ (215,356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	15,130	-
Depreciation expense	5,906	8,846
Issuance of common stock for services	13,531	3,525
Issuance of warrants in connection with obtaining debt financing	1,800	-
(Increase) decrease in assets:
Accounts receivable	310,563	119,219
Prepaid expenses and other assets	(153,804)	90,822
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(105,905)	91,985
Customer advance payments	372,702	(93,832)

Total adjustments	459,923	220,565

Net cash provided by operating activities	528,765	5,209

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	-	(905)

Net cash used in investing activities	-	(905)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable	(1,319)	(8,350)
Payments on notes payable - related parties	(17,877)	-
Payments on capital lease obligations	(1,675)	(1,115)

Net cash used in financing activities	(20,871)	(9,465)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	507,894	(5,161)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,860	19,664

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 716,754	$ 14,503

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the six months ended
	2005	2004
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 9,116	$ 10,301

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of common stock in exchange for services	$ 13,531	$ 3,525

Issuance of warrants in connection with obtaining debt financing	$ 1,800	$ -

Conversion of accrued liabilities to notes payable	$ -	$ 65,403

Application of security deposit to notes payable - related parties	$ 6,955	$ -

Conversion of accounts payable into common stock	$ 8,000	$ -

Property acquired under capital lease obligations	$ 8,359	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three and six month periods ended June 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2005, and for the periods then ended June 30, 2005 and 2004, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE B - NOTES PAYABLE

During the three and six months ended June 30, 2005, certain notes payable, with a maturity date of May 1, 2005, and in the principal amount of $95,000 at June 30, 2005, matured and are currently due on demand. Likewise, certain notes payable - related parties, with a maturity date of May 1, 2005, and in the principal amount of $80,000 at June 30, 2005, matured and are currently due on demand. At December 31, 2005, $95,000 and $80,000 of these notes payable and notes payable - related parties, respectively, remain outstanding.

NOTE C - COMMON STOCK

During the three months ended June 30, 2005, the Company issued 144,850 shares of common stock, at prices ranging from $0.13 to $0.14 per share, in exchange for professional services totaling $11,402 and in exchange for reduction of accounts payable of $8,000.

During the six months ended June 30, 2005, the Company issued 161,227 shares of common stock, at prices ranging from $0.13 to $0.14 per share, in exchange for professional services totaling $13,531 and in exchange for reduction of accounts payable of $8,000.

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

NOTE E - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2005 and 2004, the Company purchased $0 and $896, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. During the six months ended June 30, 2005 and 2004, the Company purchased $0 and $2,740, respectively, in goods and services from Laser Dimensions, Inc. As of June 30, 2005 and 2004, the Company owed Laser Dimensions $0 and $12,138, respectively.

During the three months ended June 30, 2005, the Company issued 87,707 shares of common stock, at a price of $0.13 per share, to a partnership in which two 5% shareholders are partners in exchange for professional services totaling $11,402.

During the six months ended June 30, 2005, the Company issued 104,084 shares of common stock, at a price of $0.13 per share, to a partnership in which two 5% shareholders are partners in exchange for professional services totaling $13,531.

NOTE F - OPERATING LEASES

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

NOTE G - SUBSEQUENT EVENTS

Subsequent to June 30, 2005 through September 30, 2005, the Company issued 41,762 shares of common stock, at a price of $0.13 per share, to a consultant's partnership, in which two 5% shareholders are partners, in exchange for professional services.

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

During the second quarter of 2005, ADS continued to post solid revenue results, along with building a solid financial footing early in 2005. These results were achieved through the continued realization of efforts that began late in 2002, and have continued through this quarter, in that ADS management has focused on building solid relationships with three important customer segments: advertising agencies, channel partnerships (primarily major print companies), and direct client contact.

It was through our relationship with a large national advertising agency that we were able to successfully launch, during the third quarter of 2004, ADS' door delivered advertising cooperative, La Canasta de Valores, which translated means "The Basket of Values". La Canasta has been in the product portfolio of the company since its inception. The program is a door delivered advertising cooperative, containing multiple inserts, coupons and samples from a variety of advertisers. We built the program to be funded primarily by a sponsor client. The sponsor would predicate market selection, frequency and circulation of the cooperative, although there were specific recommendations that were built into the product design. La Canasta was created to provide marketers with a print media vehicle to reach Hispanic consumers in the communities and neighborhoods where they lived.

The sponsor provided by the advertising agency during the third quarter of 2004 was a Fortune 500 wireless carrier that primarily sells its services through retail locations throughout the United States. The La Canasta was designed to attract a sponsor that would commit to an annual agreement. In this particular instance, the agency only committed to a trial launch of three drops (deliveries) in 2004. The markets included cities in California, Texas, Arizona, and Illinois. The decision to launch the trial of La Canasta provided only limited time to attract additional ride-a-long advertisers, though a few were sold into the program. The net effect was a significant sale in terms of revenue for that period, though the true potential impact of La Canasta cannot be realized by the Company until the program can be sustained continuously over a longer period of time, at least a full year.

During the second quarter of 2005, this same agency group, representing the same wireless carrier, returned to deliver a single drop of La Canasta. As in the initial launch of the program, insufficient time was provided to attract many additional ride-a-long advertisers, though some were sold and included in the delivery. No long term agreements were made with the agency to continue the program beyond the one drop. However, our belief is that the level of commitment to secure an annual sponsor may be too high from both a financial standpoint, as well as from a planning perspective. Most advertisers are unwilling to lock into a program for more than a quarter at a time. Therefore, we will need to re-examine our approach to securing a sponsor for La Canasta.

Other options are being explored to provide a means to launch the program as originally intended. The four delivery drops of La Canasta have stimulated considerable interest in the advertiser community, and we remain confident in the programs eventual successful launch.

On a related note, our geo-demographic mapping software programs allow us to identify and target Hispanic neighborhoods most effectively, providing an excellent print media vehicle to reach this economically potent consumer segment. In addition to La Canasta, the Company has performed Hispanic targeted delivery campaigns for clients on multiple occasions since starting business, including this quarter. In fact, these types of individual marketing efforts are becoming a staple of our business. The management team at ADS has extensive marketing experience with the Hispanic segment. This experience, in addition to the mapping software, has provided a beneficial platform for our customers to leverage in their own marketing efforts.

Our sales performance and the resulting orders achieved during this period were accomplished using the existing resources within ADS, continuing our focus on minimizing expenses, including sales, delivery operations, and administration. We will examine the need for additional resources on an ongoing basis in order to balance bottom line growth while maintaining service quality.

Results of Operations for the Three Months Ended June 30, 2005, as Compared to the Three Months Ended June 30, 2004

From inception through June 30, 2005, ADS Media incurred significant net losses from operations. The second quarter of 2005 marked the first quarter in which we realized net income from operations. In 2004 and 2005, we have been unable to attract investments in our equity securities which would permit us to invest in marketing and expansion. This constricted our ability to sufficiently invest, advertise and ramp-up our sales operations as originally planned in order to cover increased operating expenses. Although we were forced to conserve cash and more cautiously grow our business, we expected that increases in revenue from new and existing customer sources, marketing programs like our own door delivered advertising cooperative La Canasta, and a related improvement in gross profit margin, would help offset the increased operating costs of building our infrastructure.

Revenues. Revenues increased $931,673, or 410%, to $1,159,058 from $227,385. The increase was primarily due to continued sales growth from a diverse group of customers, including the one time delivery of the Company's La Canasta program in 2005, coupled with lower than normal sales activity in 2004 when two major advertising initiatives were postponed from the second to third quarter of 2004.

Cost of Goods Sold. Cost of goods sold increased $570,358, or 357%, to $730,175 from $159,817. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $361,315, or 535%, to $428,883 from $67,568. The increase was primarily attributed to the increase in revenues combined with margins improving as a result of the focus on selling products that offer higher gross profit, including the La Canasta program. The gross profit margin percentage increased to 37% from 30%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $106,361, or 50%, to $320,984 from $214,623. The increase was primarily due to an increase in salaries & wages, though management continued to defer salary based on existing employment agreements, along with an increase in professional fees associated with the Company's financial statement audits and related regulatory filings.

Income (loss) from operations. Income from operations increased $254,954, or 173%, to income of $107,899 from a loss of $147,055. The increase was primarily due to the increase in revenues and gross profit, partially offset by the increase in administrative expenses.

Other income (expense). Net other expense, the sole component being interest expense, increased a negligible $628, or 7%, to $9,465 from $8,837.

Net income (loss). Net income increased $254,326, or 163%, to net income of $98,434 from a net loss of $155,892. The increase in net income over net loss was primarily due to the increase in revenues and gross profit, partially offset by higher selling, administrative and other operating expenses.

Results of Operations for the Six Months Ended June 30, 2005, as Compared to the Six Months Ended June 30, 2004

Revenues. Revenues increased $1,219,278, or 130%, to $2,157,032 from $937,754. The increase was primarily due to continued sales growth from a diverse group of customers, including the one time delivery of the Company's La Canasta program in 2005, coupled with lower than normal sales activity in 2004 as two major advertising initiatives were postponed from the second to third quarter of 2004.

Cost of Goods Sold. Cost of goods sold increased $820,612, or 127%, to $1,469,309 from $648,697. The increase was primarily attributed to a corresponding increase in revenues as discussed above.

Gross Profit. Gross profit increased $398,666, or 138%, to $687,723 from $289,057. The increase was primarily attributed to the increase in revenues and sales activity noted above. The gross profit margin percentage increased slightly to 32% from 31%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $114,622, or 24%, to $599,526 from $484,904. The increase was primarily due to an increase in salaries & wages, though management continued to defer salary based on existing employment agreements, along with an increase in professional fees associated with the Company's financial statement audits and related regulatory filings.

Income (loss) from operations. Income from operations increased $284,044, or 145%, to income of $88,197 from a loss of $195,847. The increase was primarily due to the increase in revenues and gross profit, partially offset by the increase in administrative and professional expenses.

Other income (expense). Net other expense, the sole component being interest expense, decreased a negligible $154, or 1%, to $19,355 from $19,509.

Net income (loss). Net income increased $284,198, or 132%, to net income of $68,842 from a net loss of $215,356. The increase in net income over net loss was primarily due to the increase in revenues and gross profit, partially offset by higher selling, administrative and other operating expenses.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. Long-term liquidity requirements will depend on the rate of expansion of our business. We believe future operations can be financed from cash flow, but additional investment from outside investors may be required to fund expansion into new geographic areas and to launch new product initiatives.

ADS Media had cash and cash equivalents of $716,754 as of June 30, 2005, compared to $208,860 as of December 31, 2004.

Working capital (measured by current assets less current liabilities) at June 30, 2005 was a deficit of $755,388 compared to a deficit of $852,053 at December 31, 2004. This increase in working capital was primarily due to a significant increase in cash, an increase in prepaid expenses and a decrease in accounts payable, partially offset by a significant decrease in accounts receivable, a significant increase in customer advance payments, and an increase in accrued salaries and wages.

Changes in Financial Condition

For the six months ended June 30, 2005, cash provided by operating activities totaled $528,765. The provision of funds was primarily due to a significant decrease in accounts receivable, a significant increase in customer advance payments, and our net income, slightly offset by an increase in prepaid expenses and other assets and a decrease in accounts payable and accrued expenses. For the six months ended June 30, 2004, cash provided by operating activities totaled $5,209. The provision of funds was primarily due to decreases in accounts receivable and prepaid expenses and other assets and an increase in accounts payable and accrued expenses, partially offset by our net loss and a decrease in customer advance payments.

For the six months ended June 30, 2005, cash used in investing activities was $0. For the six months ended June 30, 2004, cash used in investing activities was negligible at $905, attributed to small capital expenditures.

For the six months ended June 30, 2005 and 2004, cash used in financing activities totaled $20,871 and $9,465, respectively, in each case primarily due to payments on notes payable.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. From the third quarter of 2003 through the second quarter of 2005, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our Form 10-QSB for the quarter ended June 30, 2005, on time, and we could not, because of the costs involved, complete our quarterly report for this quarter until 2006. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2005. We believe, based on management's review of this Form 10-QSB, that it contains all information required to be included in the quarterly report on Form 10-QSB for the period ended June 30, 2005, but the information was not compiled and the report was not completed within the time periods specified for filing this report. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. During the time period covered by this report, there were no changes in our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2005 through June 30, 2005, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

-

On five separate occasions, ADS Media issued a total of 87,707 shares of common stock to a consultant's partnership, in which two 5% shareholders are partners, in exchange for professional services. The dates, amounts, and stock prices for these shares are as follows.

Date	Number of Shares	Price per Share
April 2005	15,485	$0.13
May 2005	14,723	$0.13
May 2005	3,938	$0.13
June 2005	19,415	$0.13
June 2005	34,146	$0.13

-	In May 2005, ADS Media issued 57,143 shares of common stock, at a price of $0.14 per share, to a vendor in exchange for reduction of accounts payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On May 1, 2005, one year promissory notes with principal amounts totaling $175,000 matured. Of these amounts, $80,000 is notes payable to a 5% shareholder of the Company. These notes remain due and unpaid, though the lenders have not declared a default or demanded repayment. The total amount of principal and interest due on the unpaid notes as of June 30, 2005, was $215,648, and interest continues to accrue on the unpaid debt. As of February 28, 2006, the total amount due on these notes was $227,298. These notes are unsecured.

In January 2006, we reached agreement with the creditor to extend the notes to May 2006.

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

