Form 10QSB
period 2005-09-30
ADS MEDIA GROUP INC
filed 2006-03-28
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2005	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
f/k/a National Health & Safety Corporation
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 677,117	$ 208,860
Accounts receivable (net of allowance for doubtful accounts of $48,858 in 2005 and $42,449 in 2004)	360,245	441,362
Prepaid expenses	5,147	48,499
Other current assets	2,744	2,400

Total current assets	1,045,253	701,121

PROPERTY AND EQUIPMENT
Furniture and fixtures	24,931	16,572
Computer equipment	49,904	48,031
Less: accumulated depreciation	(58,535)	(50,179)

Total property and equipment, net	16,300	14,424

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	11,500

TOTAL ASSETS	$ 1,318,475	$ 977,045

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2005	2004
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 273,439	$ 489,961
Customer advance payments	14,100	80,784
Accrued salaries and wages	868,016	618,688
Accrued liabilities	49,961	29,888
Accrued liabilities - related party	22,498	16,752
Due to officer - related party	12,378	37,754
Notes payable	139,659	149,955
Notes payable - related party, net of discount	96,022	127,017
Other current liabilities	887	33
Obligations under capital leases	5,035	2,342

Total current liabilities	1,481,995	1,553,174

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	5,051	2,211

Total liabilities	1,487,046	1,555,385

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,095,062 and 18,892,073 shares issued and outstanding, respectively	19,095	18,892
Additional paid-in capital	2,126,685	2,099,928
Accumulated deficit	(2,314,365)	(2,697,174)

Total shareholders' equity (deficit)	(168,571)	(578,340)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 1,318,475	$ 977,045

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ 1,798,123	$ 1,288,661	$ 3,955,155	$ 2,226,415

COST OF GOODS SOLD	1,027,792	815,637	2,497,101	1,464,334

Gross profit	770,331	473,024	1,458,054	762,081

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	446,666	245,975	1,046,192	730,879

Income from operations	323,665	227,049	411,862	31,202

OTHER INCOME (EXPENSE)
Interest expense	(9,698)	(43,571)	(29,053)	(63,080)
Interest and other income	-	3,034	-	3,034

Total other income (expense)	(9,698)	(40,537)	(29,053)	(60,046)

Income (loss) before income taxes	313,967	186,512	382,809	(28,844)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 313,967	$ 186,512	$ 382,809	$ (28,844)

NET INCOME (LOSS) PER SHARE, basic	$ 0.02	$ 0.01	$ 0.02	$ (0.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	19,080,990	18,886,015	18,978,893	18,876,042

NET INCOME (LOSS) PER SHARE, diluted	$ 0.02	$ 0.01	$ 0.02	$ (0.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	19,149,900	18,954,925	19,047,803	18,876,042

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 382,809	$ (28,844)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	24,855	-
Depreciation expense	8,356	13,269
Issuance of common stock and warrants for services	18,960	12,556
Issuance of warrants in connection with obtaining debt financing	2,700	31,522
(Increase) decrease in assets:
Accounts receivable	56,262	(631,261)
Prepaid expenses and other assets	40,631	84,767
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	42,103	545,011
Customer advance payments	(66,684)	(114,707)

Total adjustments	127,183	(58,843)

Net cash provided by (used in) operating activities	509,992	(87,687)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,873)	(905)

Net cash used in investing activities	(1,873)	(905)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	73,333
Payments on notes payable	(3,341)	(46,569)
Proceeds from notes payable - related parties	-	78,667
Payments on notes payable - related parties	(33,695)	(18,667)
Payments on capital lease obligations	(2,826)	(1,651)

Net cash provided by (used in) financing activities	(39,862)	89,113

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	468,257	521

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,860	19,664

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 677,117	$ 20,185

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 13,503	$ 18,022

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of common stock and warrants in exchange for services	$ 18,960	$ 12,556

Issuance of warrants in connection with obtaining debt financing	$ 2,700	$ 31,522

Conversion of accrued liabilities to notes payable	$ -	$ 65,403

Application of security deposit to notes payable - related parties	$ 6,955	$ -

Conversion of accounts payable into common stock	$ 8,000	$ -

Property acquired under capital lease obligations	$ 8,359	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three and nine month periods ended September 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2005, and for the periods then ended September 30, 2005 and 2004, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMON STOCK

During the three months ended September 30, 2005, the Company issued 41,762 shares of common stock, at a price of $0.13 per share, in exchange for professional services totaling $5,429.

During the nine months ended September 30, 2005, the Company issued 202,989 shares of common stock, at prices ranging from $0.13 to $0.14 per share, in exchange for professional services totaling $18,960 and in exchange for reduction of accounts payable of $8,000.

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

NOTE D - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2005 and 2004, the Company purchased $0 and $0, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. During the nine months ended September 30, 2005 and 2004, the Company purchased $0 and $2,740, respectively, in goods and services from Laser Dimensions, Inc. As of September 30, 2005 and 2004, the Company owed Laser Dimensions $0 and $12,138, respectively.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

During the three months ended September 30, 2005, the Company issued 41,762 shares of common stock, at a price of $0.13 per share, to a consultant's partnership in which two 5% shareholders are partners in exchange for professional services totaling $5,429.

During the nine months ended September 30, 2005, the Company issued 145,846 shares of common stock, at a price of $0.13 per share, to a consultant's partnership in which two 5% shareholders are partners in exchange for professional services totaling $18,960.

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

During the third quarter of 2005, ADS experienced its largest quarterly revenue results in Company history and its second consecutive quarter of operating profits, primarily driven by strong sales performance of its door delivery programs. A large percentage of the clients during the period represented repeat business, with some having placed orders every month since the fourth quarter of 2004. Other clients have been less frequent in their order rate; however, a few have been advertising with us for over three years. We have worked very hard over the past several years to provide our customers with the best client experience possible. This goes beyond providing high quality distribution to include client services on the front end of every campaign, starting with our comprehensive geo-demographic mapping capabilities. In addition to utilizing commercially available mapping software, ADS has developed proprietary programs that accelerate the time involved in this part of the planning process, thereby enabling our customers with time sensitive data to bring their campaign to market much sooner. Also, these programs have kept our overhead costs associated with mapping to a minimum. For example, a client with multiple locations across the country can receive information specific to each location in a matter of hours or even minutes, utilizing our front end mapping engines. This work used to take days, and even weeks, requiring extensive manual intervention. Speed to market is critical for our clients, and we are able to provide them with the quick turnaround they need as a result of our proprietary front end systems, combined with the latest in mapping software.

Our clients also want turn-key services that include printing of their materials. We have assembled relationships with prominent print organizations, and when combined with competitive pricing, allows our clients one stop shopping for their door direct advertising needs. In dealing direct with client marketing organizations, or the agencies that represent them, this total solution approach has resulted in generating more revenue, while increasing client satisfaction.

We also demonstrated flexibility in customizing our approach to door distribution. Typically, door delivery is done on what is called a "saturation" basis, meaning every home in a particular geography that is selected gets delivered. We worked with individual clients to address their need to provide more address specific style delivery, which we have done, including work performed during this reporting period. Additionally, we started to deliver advertising materials to businesses. We have experience with both residential and business delivery as a result of our directory delivery programs. More and more, our clients are wishing to reach the business community utilizing direct to the door delivery. During this quarter, we delivered such a campaign for a large national wireless retailer. As a result, we received numerous inquiries from the businesses that received these materials to develop programs for their particular company's needs.

Since the inception of the Company and as outlined in the our business plan for 2003-2005, we have emphasized developing relationships with three customer groups, including advertising agencies, channel partners primarily in the print industry, and client direct. All three of these customer groups have proven beneficial sources of door delivery orders. The performance achieved during this quarter continues to confirm that we have developed a successful approach to generating sales for the Company. Given our limited sales and marketing resources, it has been important to leverage these relationships. As the Company continues to grow, we will expand these efforts as the financial means allow for us to do so. Included in our strategic plan is our continued focus on developing new technologies, whether it is for improved mapping capabilities, delivery tracking, or for our internal operations. We have made great strides in this regard, as evidenced by the development of our proprietary mapping platforms. This alone should allow us to secure large scale customers requiring quick turnaround on delivery campaigns involving millions of advertising pieces. Also included in our plan will be our continued focus on the Hispanic market segment, to which we developed and delivered several bi-lingual campaigns for our clients this quarter. Simultaneously, we will continue to minimize costs and operational expenses in order to maximize margins and achieve our financial goals.

Results of Operations for the Three Months Ended September 30, 2005, as Compared to the Three Months Ended September 30, 2004

From inception to September 30, 2005, ADS Media incurred significant net losses from operations. We have not had funds available from either new investments or cash flow to grow our business as we expected in our marketing plan. Nevertheless, increases in revenue from operations have helped to offset the increased operating costs of building our infrastructure. The third quarter of 2005 was our second consecutive quarter in which we realized a net operating profit.

Revenues. Revenues increased $509,462, or 40%, to $1,798,123 from $1,288,661. The increase was primarily due to continuing to develop a diverse base of customers, combined with building solid repeat business involving door delivery.

Cost of Goods Sold. Cost of goods sold increased $212,155, or 26%, to $1,027,792 from $815,637. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $297,307, or 63%, to $770,331 from $473,024. The increase was primarily attributed to the increase in revenues combined with margins improving as a result of the focus on selling products that offer higher gross profit. The gross profit margin percentage increased to 43% from 37%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $200,691, or 82%, to $446,666 from $245,975. The increase was primarily due to an increase in salaries & wages, attributed to additional headcount though management continued to defer salary based on existing employment agreements, along with an increase in professional fees associated with the Company's financial statement audits and related regulatory filings.

Income from operations. Income from operations increased $96,616, or 43%, to $323,665 from $227,049. The increase was primarily due to the increase in revenues and gross profit, partially offset by the increase in administrative and professional expenses.

Other income (expense). Net other expense decreased $30,839, or 76%, to $9,698 from $40,537. The primary component, interest expense, decreased $33,873, or 78%, to $9,698 from $43,571. This decrease was primarily due to the absence in 2005 of expenses related to warrants issued in connection with obtaining debt financing in 2004.

Net income. Net income increased $127,455, or 68%, to $313,967 from $186,512. The increase was primarily due to the increase in revenues and gross profit, along with the reduction in interest expense, partially offset by the increase in selling, administrative and other operating expenses.

Results of Operations for the Nine Months Ended September 30, 2005, as Compared to the Nine Months Ended September 30, 2004

Revenues. Revenues increased $1,728,740, or 78%, to $3,955,155 from $2,226,415. The increase was primarily due to continuing to develop a diverse base of customers, combined with building solid repeat business involving door delivery.

Cost of Goods Sold. Cost of goods sold increased $1,032,767, or 71%, to $2,497,101 from $1,464,334. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $695,973, or 91%, to $1,458,054 from $762,081. The increase was primarily attributed to the increase in revenues combined with margins improving as a result of the focus on selling products that offer higher gross profit. The gross profit margin percentage increased to 37% from 34%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $315,313, or 43%, to $1,046,192 from $730,879. The increase was primarily due to an increase in salaries & wages, attributed to additional headcount though management continued to defer salary based on existing employment agreements, along with an increase in professional fees associated with the Company's financial statement audits and related regulatory filings.

Income from operations. Income from operations increased $380,660, or 1220%, to $411,862 from $31,202. The increase was primarily due to the increase in revenues and gross profit, partially offset by the increase in administrative and professional expenses.

Other income (expense). Net other expense decreased $30,993, or 52%, to $29,053 from $60,046. The primary component, interest expense, decreased $34,027, or 54%, to $29,053 from $63,080. This decrease was primarily due to the absence in 2005 of expenses related to warrants issued in connection with obtaining debt financing in 2004.

Net income (loss). Net income (loss) increased $411,653, or 1427%, to net income of $382,809 from a net loss of $28,844. The increase in net income in 2005 over net loss in 2004 was primarily due to the increase in revenues and gross profit, along with the reduction in interest expense, partially offset by the increase in selling, administrative and other operating expenses.

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

ADS Media had cash and cash equivalents of $677,117 as of September 30, 2005, compared to $208,860 as of December 31, 2004.

Working capital (measured by current assets less current liabilities) at September 30, 2005 was a deficit of $436,742 compared to a deficit of $852,053 at December 31, 2004. This increase in working capital was primarily due to a significant increase in cash and decreases in accounts payable, customer advance payments, and notes payable - related parties, partially offset by decreases in accounts receivable and prepaid expenses and an increase in accrued salaries and wages.

Changes in Financial Condition

For the nine months ended September 30, 2005, cash provided by operating activities totaled $509,992. The provision of funds was primarily due to our net income, and to a lesser extent decreases in accounts receivable and prepaid expenses and other assets and an increase in accounts payable and accrued expenses, slightly offset by a decrease in customer advance payments. For the nine months ended September 30, 2004, cash used in operating activities totaled $87,687. The use of funds was primarily due to our net loss, a significant increase in accounts receivable and a decrease in customer advance payments, partially offset by the issuance of warrants in connection with obtaining debt financing, a decrease in prepaid expenses and other assets and a significant increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2005 and 2004, cash used in investing activities was negligible, at $1,873 and $905, respectively, in each case for small capital expenditures.

For the nine months ended September 30, 2005, cash used in financing activities totaled $39,862 primarily due to payments on notes payable. For the nine months ended September 30, 2004, cash provided by financing activities totaled $89,113 primarily due to proceeds from notes payable, partially offset by payments on notes payable.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. From the third quarter of 2003 through the third quarter of 2005, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our Form 10-QSB for the quarter ended September 30, 2005, on time, and we could not, because of the costs involved, complete our quarterly report for this quarter until 2006. Accordingly, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2005. We believe, based on management's review of this Form 10-QSB, that it contains all information required to be included in the quarterly report on Form 10-QSB for the period ended September 30, 2005, but the information was not compiled and the report was not completed within the time periods specified for filing this report. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. During the time period covered by this report, there were no changes in our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2005, ADS Media issued 41,762 shares of common stock, at a price of $0.13 per share, to a consultant's partnership, in which two 5% shareholders are partners, in exchange for professional services. These securities were not registered under the Securities Act of 1933 (the "Securities Act"). They were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the second quarter of 2005, unsecured promissory notes totaling $175,000 principal amount matured. These notes remain due and unpaid. The lenders, one of whom is a 5% shareholder of the Company, have not declared a default or demanded repayment. We have requested that the lenders renew the notes for another year. The unpaid interest and principal on these notes totaled $220,059 on September 30, 2005, and $227,298 on February 28, 2006.

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

