Form 10KSB
period 2005-12-31
ADS MEDIA GROUP INC
filed 2006-04-14
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The issuer's revenues for the fiscal year ended December 31, 2005, were $5,477,086.

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

TABLE OF CONTENTS

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

ADS was incorporated in Texas on October 22, 2001, under the name Distributel Media Distribution, Inc. The name was changed to Alternative Delivery Solutions, Inc. in 2002. On January 31, 2003, ADS was acquired by National Health and Safety Corporation ("NHLT") in an exchange offer in which all of the ADS shareholders transferred all of their shares of ADS to NHLT in exchange for shares of NHLT's common stock. For accounting purposes this combination was treated as a "reverse acquisition" in accordance with APB 16, with ADS treated as the acquiring company. After the exchange, the former ADS shareholders owned 15,000,000 shares (75%) of the outstanding common stock of NHLT, including shares issuable upon exercise of an outstanding warrant. The acquisition closed January 31, 2003.

Plan of Operations

During 2005, ADS experienced our best financial performance since the inception of the Company, primarily driven by strong sales performance of door delivery programs. A large percentage of the clients throughout the year represented repeat business, with some having placed monthly orders since the fourth quarter of 2004. Other clients have been less frequent in their order rate; however, a few have been advertising with us for over three years. We have worked very hard over the past several years to provide our customers with the best client experience possible. This goes beyond providing high quality distribution to include client services on the front end of every campaign, starting with our comprehensive geo-demographic targeting and mapping capabilities, commercial printing services, and fulfillment. Our clients are provided with a "one-stop" buying experience that provides for greater convenience, better quality and end to end production control, at a very competitive price. Complimentary to our door delivery solutions is our ability to offer the full line of direct mail services. Our management staff is comprised of talented direct marketers, possessing a wealth of experience relative to media and marketing in general.

ADS is a marketing solutions company that happens to provide door distribution services as our primary offering. It is this point of differentiation that separates us from the traditional door delivery marketing company, and allows us to acquire business from the most recognized names in the United States, as well as the top advertising agencies. Our business model was built on this premise. To that end, we have set out to develop national door direct delivery capabilities that can provide scale and a high degree of reliability, sophisticated geo-demographic targeting and mapping capabilities, the full suite of production and mailing services, and proprietary product solutions in addition to providing single client specific campaign support. This past year, we have touched on every one of these key components of our business model, and have successfully demonstrated that they are sound strategies capable of producing substantial revenue growth with healthy margins.

Specific to utilizing commercially available mapping software, ADS has developed proprietary programs that accelerate the time involved in this part of the planning process, thereby enabling our customers with time sensitive data to bring their campaign to market much sooner. Also, these programs have kept our overhead costs associated with mapping to a minimum, which improves margins. For example, a client with multiple locations across the country can receive information specific to each location in a matter of hours or even minutes, utilizing our front end mapping engines. This work used to take days, and even weeks, requiring extensive manual intervention. Speed to market is critical for our clients, and we are able to provide them with the quick turnaround they need as a result of our proprietary front end systems, combined with the latest in mapping software.

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

We also demonstrated flexibility in customizing our approach to door distribution. Typically, door delivery is done on what is called a "saturation" basis, meaning every home in a particular geography that is selected gets delivered. We worked with individual clients to address their need to provide more address specific style delivery, which we have done, including work performed this year. Additionally, in 2005 we started to deliver advertising materials to businesses. We have experience with both residential and business delivery as a result of our directory delivery programs. More and more, our clients are wishing to reach the business community utilizing direct to the door delivery. During 2005, we delivered such a campaign for a large national wireless retailer.

Also included in our plan will be our continued focus on the Hispanic market segment. We developed and delivered several bi-lingual campaigns for our clients during the year. In the last half of 2004, and again in the second quarter of 2005, ADS performed a trial launch of our La Canasta de Valores, a door delivered advertising cooperative targeting the Hispanic consumer. La Canasta is a product of ADS, featuring a festive colored, branded poly-bag containing advertising inserts and samples, delivered to high-density Hispanic neighborhoods. La Canasta provides advertisers with a unique and effective print media option to reach the Hispanic consumer, not currently available nationally in a direct-to-door format. The program's translated name, "The Basket of Values", was initially developed in 2002, and relied on securing a "sponsor" advertising client in order to fund production costs for each program. The sponsor pays for the cost of the program and is given advertising placement both in and on the delivery bag. The sponsor also receives limited exclusivity rights, plus input on the areas delivered, quantity and frequency of deliveries.

ADS was fortunate to be approached by an agency of a large wireless carrier to act as the "sponsor" on a trial basis. The delivery area consisted of high density Hispanic neighborhoods in select markets throughout California, Texas, Arizona, and Illinois. A total of 4 delivery drops of 1 million households each were delivered. Despite a very short production window, we were able to secure additional ride-a-long advertisers. Feedback from the sponsor and the participating advertisers was positive. The difficulty we experienced in securing the sponsor in a more permanent relationship was their reluctance to enter into a long term commitment, combined with the uncertainties brought about by a merger they were currently going through.

Despite our success in at least securing sponsorship for a trial launch of La Canasta, ADS realized the program has enough merit to explore a marketing and financial scenario which does not rely on a sponsor, but may actually be funded internally by us. We received valuable trade press based on the trial launch, and received numerous inquiries about offering advertisers a regularly scheduled program in which they can participate, instead of one that may only last for a few delivery drops. The response and continued interest in La Canasta requires us to explore all options for continuing the program at some point, either sponsored by an advertiser or self-funded by ADS.

Similar to La Canasta, we have the capability to provide clients with their own direct to door advertising cooperative targeting specific trade areas or demographic selects. In this situation, the client is the "sponsor" of their own program, and has the ability to define the entire program based on their individual needs.

Event driven marketing promotions such as grand openings continued to be a part of the orders that we received throughout 2005. Our advertisers, especially those in retail and wireless communications, used direct-to-door advertising to announce their new locations and opening dates. During 2005, ADS continued to demonstrate the effectiveness of the door medium to generate traffic into new store locations. We continue to believe that, as large national retail chains and national communication companies expand into new areas, the need for grand opening support will be strong for years to come. ADS will continue to focus on these, and other, event driven, promotional opportunities.

Marketing and Distribution

We have worked hard over the past several years to provide our customers with the best client experience possible. This goes beyond providing high quality distribution to include client services on the front end of every campaign, starting with our comprehensive geo-demographic targeting and mapping capabilities, commercial printing services, and fulfillment. Our clients are provided with a "one-stop" buying experience that provides for greater convenience, better quality and end to end production control, at a very competitive price. Complimentary to our door delivery solutions is our ability to offer the full line of direct mail services. Our management staff is comprised of talented direct marketers, possessing a wealth of experience relative to media and marketing in general.

In 2005, ADS continued to develop new channel partners, especially with general market and Hispanic advertising agencies. The trial launch of the La Canasta program necessitated that we reach out to Hispanic advertising agencies, as well as those within the general market segment, in an attempt to attract national advertisers. We were successful in making those contacts, which has proven beneficial for the Company in many ways beyond La Canasta.

Advertising agencies are always looking for new print media alternatives. Though door direct has been an established media long before television and radio, it is considered a new media alternative. Declining response rates and higher costs associated with traditional media has forced advertisers and their agencies to look for ways to generate better returns on the media dollar invested.

We still have sales being generated from commercial printers, another of our channel partners, though less of our focus is allocated to this area. Instead, we have found other opportunities to develop new channel partners that will provide us with better reach into the retail and consumer packaged goods sectors.

ADS did very little in the way of advertising its services through key trade publications, participation in trade shows, and by generating external public relations. Instead, our focus was on deriving revenues from our channel partners and directly with clients.

The increase in sales and volume has necessitated that we continue to develop new delivery sources nationally and now internationally. We have clients that are indeed requesting international delivery service. The key is to expand capacity while maintaining the quality of delivery. To that end, we began a comprehensive search for new delivery sources at the end of 2005, along with exploring new means of performing delivery verification. This is a major priority of the Company as it continues to implement its core business strategies.

Technology Systems Development

During 2005, we continued to invest in developing our geo-demographic mapping capabilities. We successfully developed and launched new proprietary software that automates much of the actions and labor required during the mapping process. This proprietary software was designed not only to reduce the man-hours associated with these activities, but just as importantly, to provide our customers with a tool that would allow them to be involved in determining their own delivery footprint. We recognized that our clients were requesting more involvement in determining the actual delivery areas for their campaigns. This has been especially important for large franchised operations, such as the retail fast food industry. In these instances, the corporate marketing groups and their advertising agencies want to allow franchisees control in determining both the delivery area and their costs, relative to budget, for these types of campaigns. We now have the capabilities to provide them with a tool where they can manage their own campaigns to determine delivery area, type of message/offer used, and scheduling of distribution. This benefits us as well, by offsetting the labor costs associated with the development of delivery maps for these types of campaigns, and allows faster turnaround in the client planning process. It also provides a user friendly environment for our clients.

This year, we continued to explore new global positioning technology to augment the delivery verification process. Still, the expense associated with implementing this technology makes these solutions cost prohibitive. However, we anticipate that cost will go down as the technology evolves, possibly providing an effective means for supplementing our delivery verification protocols, translating into greater delivery assurance for our clients.

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

Market Overview

Ever increasing postage rates, combined with lower response from direct mail programs, have created an ideal market opportunity for door distribution programs. Similarly, newspapers are seeing declines in readership. The percentage of adults reading the Sunday newspaper has gone down each year since 2000 through 2005. The Hispanic population is the fastest growing segment of the population according the U.S. Census Bureau; however, the total number of Hispanics reading the Sunday newspaper has remained relatively constant and in 2005 represented only 36.9% of the identified adult Hispanic population. Meanwhile, rates for newspaper advertising continue to rise.

Advertisers are looking for better reach and return, and alternate delivery provides both. ADS has access to a national network of delivery resources, providing door-to-door delivery, and can extend this reach utilizing other delivery vendors capable of supplementing the existing delivery network on a city specific basis. Depending on customer requirements, delivery can be performed anywhere in the United States, Mexico, Canada, and Puerto Rico. As mentioned, we are now able to expand our delivery capabilities internationally to Europe, Asia, and Australia.

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

Employees

1 Source - Scarborough Research Top 50 Market Reports 1998-2005, Sunday Newspaper Research Trends - Race/Ethnicity

On December 31, 2005, ADS Media and its subsidiary had 10 full-time employees, including 3 in sales and marketing, 4 in distribution and fulfillment services and 3 in general and administrative functions. In addition, we routinely engage outside contractors to perform fulfillment and distribution operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Effective January 1, 2004, ADS Media's Common Stock began trading in the National Quotation Bureau, Inc. "pink sheets" under "ADS Media Group, Inc."

The following table sets forth the range of high and low bid prices of the Common Stock for the periods indicated as reported by the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low

2004	0.23	0.12	0.13	0.05	0.07	0.05	0.05	0.05
2005	0.05	0.05	0.05	0.04	0.04	0.03	0.03	0.025

As of February 28, 2006, there were approximately 500 shareholders of record for our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

Recent Sales of Unregistered Securities

From January 1, 2005 through December 31, 2005, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

*

On eight separate occasions in 2005, ADS Media issued a total of 145,846 shares of common stock to a consultant's partnership, in which two 5% shareholders are partners, in exchange for professional services. The dates, amounts, and stock prices for these shares are as follows.

Date	Number of Shares	Price per Share
March 2005	16,377	$0.13
April 2005	15,485	$0.13
May 2005	14,723	$0.13
May 2005	3,938	$0.13
June 2005	19,415	$0.13
June 2005	34,146	$0.13
July 2005	31,175	$0.13
July 2005	10,587	$0.13

*	In May 2005, ADS Media issued 57,143 shares of common stock, at a price of $0.14 per share, to a vendor in exchange for reduction of accounts payable.

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

Overview

ADS was incorporated in 2001. In early 2003, ADS was acquired by ADS Media, formerly known as National Health and Safety Corporation, whose common stock was publicly traded on the OTC Bulletin Board. At the time of the acquisition, ADS needed capital to implement its business plan to build a multi-city advertising door delivery organization, and it was thought that ADS Media would be better able to attract outside equity investments as a public company. In 2003 we raised $480,000 from sales of stock in transactions associated with the acquisition.

However, after the acquisition in early 2003, we did not attract significant additional equity investments. Because we did not obtain new investments, we could not implement our business plan as scheduled, incurred substantial past due accounts receivable, curtailed compensation and were forced to forego needed staff expansion.

In 2004 and 2005, we raised no significant amounts from sale of equity and funded all operations internally. As a result, our ability to develop and execute sales programs was severely curtailed. We have not had adequate staff or financial resources to take advantage of all marketing programs that were presented to us, to plan for growth, to conduct extensive external marketing efforts for our program or to adequately staff our financial reporting operations.[2]

Despite these impediments, our management team and staff continued to solicit sales and develop new programs to sell our marketing services. In 2004, we made a trial launch of our La Canasta de Valores, a door delivered advertising cooperative targeting the Hispanic consumer. La Canasta is a product of ADS, featuring a festive colored, branded poly-bag containing advertising inserts and samples, delivered to high-density Hispanic neighborhoods. La Canasta provides advertisers with a unique and effective print media option to reach the Hispanic consumers, not currently available nationally in a direct-to-door format. The program's translated name, "The Basket of Values", was initially developed in 2002, and relied on securing a "sponsor" advertising client in order to fund production costs for each program, but until 2004 we did not have sponsorship or the resources to test it ourselves. In our trial launch, the sponsor paid for the cost of the program and received advertising placement both in and on the delivery bag. The sponsor also received limited exclusivity rights, plus input on the areas delivered, quantity and frequency of deliveries.

During 2005, ADS experienced our best financial performance since the inception of the Company, primarily driven by strong sales performance of door delivery programs. A large percentage of the clients throughout the year represented repeat business, with some having placed monthly orders since the fourth quarter of 2004. We received orders directly from clients and in other instances advertising agencies representing their own customer accounts. The majority of the business in 2005 was placed by advertising agencies.

A strong concentration of business came from the Telecommunications sector, representing a variety of programs ranging from grand openings, new product launches, business-to-business delivery, and sponsorship of our La Canasta program. Retail and Fast Food sectors followed close behind the Telecom sector in terms of total revenue, with sales to these types of customers representing the fastest growing portion of our revenue mix during the last half of 2005.

As mentioned, in the last half of 2004, and again in the second quarter of 2005, we were fortunate to be approached by an agency of a large wireless carrier to act as the "sponsor" on a trial basis. The delivery area consisted of high density Hispanic neighborhoods in select markets throughout California, Texas, Arizona, and Illinois. A total of 4 delivery drops of 1million households each were delivered. Despite a very short production window, we were able to secure additional ride-a-long advertisers. Feedback from the sponsor and the participating advertisers was very positive.

Despite the positive response, the sponsor was reluctant to commit to an annual agreement. We received valuable trade press based on the trial launch, and received numerous inquiries about offering advertisers a regularly scheduled program in which they can participate, instead of one that may only last for a few delivery drops.

2 As an example, we fell two years behind in our obligations to file periodic reports with the SEC. In early 2006, our improving operating results allowed us to catch up on filing all SEC reports since 2003.

Based on our experience, we will continue to explore new sponsors; however we have realized the program has enough merit to explore a marketing and financial scenario which does not rely on a sponsor, but may actually be funded internally depending on obtaining additional capital to do so.

In addition to La Canasta, we've performed many campaigns in which the Hispanic consumer was either the primary or secondary target desired by our clients. The door delivery media provides one of the best vehicles for advertisers to reach this important consumer segment with a printed message and/or offer. Our ability to identify and deliver print media to the Hispanic consumer, and our La Canasta program, is a major reason why Hispanic door delivery programs are a major focus of the Company.

Our clients also want turn-key services that include printing of their materials. We have assembled relationships with prominent print organizations, and when combined with competitive pricing, allows our clients one stop shopping for their door direct advertising needs. Printing these materials had a positive impact on 2005 revenues.

We have incurred total operating losses from inception through 2005, but we have steadily improved performance and posted our first truly positive fiscal results in 2005 after basically breaking even in 2004. Our improving results are the result of steadily increasing sales and continued efforts by management and our employees to minimize expenses. The following table summarizes our results for the three years since ADS was acquired by ADS Media in January 2003.

Selected Financial Data

	As of December 31,
	2005	2004	2003
Income Statement Data:
Revenues	$ 5,477,086	$ 3,668,871	$ 1,995,404
Cost of goods sold	3,554,352	2,594,344	1,447,225
Net income (loss)	298,172	1,095	(1,735,496)
Basic earnings (loss) per share	$ 0.02	$ 0.00	$ (0.09)

Balance Sheet Data:
Current assets	1,003,780	701,121	264,317
Total assets	1,276,473	977,045	556,521

Current liabilities	1,525,629	1,553,174	1,197,830
Total liabilities	1,529,681	1,555,385	1,202,383
Total stockholders' deficit	$ (253,208)	$ (578,340)	$ (645,862)

While we are encouraged by our improved results, lack of capital to pay past debts and to beef up our staff and equipment for larger scale projects continues to hamper growth. Management believes that outside investment capital of several million dollars is required in order to execute our business plan, continue revenue growth, and sustain profitability. Without such an investment, we will not be able to take advantage of many otherwise attractive sales opportunities because of our small size and limited financial capacity.

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

Each year ADS Media assesses the realizability of the recorded goodwill and other intangibles in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". At December 31, 2005 and 2004, the analysis indicated that goodwill of $250,000, attributed to the value of a publicly traded "shell" company which we acquired, was not impaired. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below its carrying value.

Results of Operations for the Year Ended December 31, 2005, as Compared to the Year Ended December 31, 2004

From inception to December 31, 2005, ADS Media incurred significant net losses from operations. We have not had funds available from either new investments or cash flow to grow our business as we expected in our marketing plan. Nevertheless, increases in revenue from operations have helped to offset the increased operating costs of building our infrastructure, with 2005 being our second consecutive year in which we realized a net operating profit.

Revenues. Revenues increased $1,808,215, or 49%, to $5,477,086 from $3,668,871. The increase was due to continuing to develop a diverse base of customers, combined with building solid repeat business involving door delivery.

Cost of Goods Sold. Cost of goods sold increased $960,008, or 37%, to $3,554,352 from $2,594,344. The increase was primarily attributed to a corresponding increase in revenues and sales activity as discussed above.

Gross Profit. Gross profit increased $848,207, or 79%, to $1,922,734 from $1,074,527. The increase was primarily attributed to the increase in revenues combined with margins improving as a result of the focus on selling products that offer higher gross profit. The gross profit margin percentage increased to 35% in 2005 from 29% in 2004.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $588,539, or 59%, to $1,587,877 from $999,338. The increase was primarily due to expenses associated with building our business and operational infrastructure, including salaries and wages and professional fees associated with the Company's financial statement audits and related regulatory filings, and marketing services.

Income from operations. Income from operations increased $259,668, or 345%, to $334,857 from $75,189. The increase was primarily due to the increase in revenues and gross profit, partially offset by increased operating expenses.

Other income (expense). Net other expense decreased $37,409, or 50%, to $36,685 from $74,094. The primary component, interest expense, decreased $40,443, or 52%, to $36,685 from $77,128. This decrease was primarily due to the absence in 2005 of expenses related to warrants issued in connection with obtaining debt financing in 2004.

Net income. Net income increased $297,077, or 27130%, to $298,172 from $1,095. The increase was primarily due to the increase in revenues and gross profit, along with the reduction in interest expense, partially offset by the increase in selling, administrative and other operating expenses.

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

ADS Media had cash and cash equivalents of $446,142 as of December 31, 2005, compared to $208,860 as of December 31, 2004.

Working capital (measured by current assets less current liabilities) at December 31, 2005, was a deficit of $521,849 compared to a deficit of $852,053 at December 31, 2004. This increase in working capital was primarily due to increases in cash and net accounts receivable and decreases in accounts payable, customer advance payments and notes payable, partially offset by increases in accrued salaries and wages and accrued liabilities.

Changes in Financial Condition

For the year ended December 31, 2005, cash provided by operating activities totaled $298,110. The provision of funds was primarily due to our net income, with an increase in accounts receivable and a decrease in customer advance payments offset by an increase in accounts payable and accrued expenses, bad debt expense and the issuance of common stock for professional services. For the year ended December 31, 2004, cash provided by operating activities totaled $152,733. The provision of funds was primarily due a significant increase in accounts payable and accrued expenses, a decrease in prepaid expenses and other assets, and the issuance of warrants in connection with obtaining debt financing, partially offset by a significant increase in accounts receivable and a decrease in customer advance payments.

For both years ended December 31, 2005 and 2004, cash used in investing activities was minimal, at $3,944 and $905, respectively, in each case for small capital expenditures.

For the year ended December 31, 2005, cash used in financing activities totaled $56,884 primarily due to payments on notes payable. For the year ended December 31, 2004, cash provided by financing activities totaled $37,368 due mainly to proceeds from the issuance of notes payable, partially offset by payments on notes payable. In 2004 we netted proceeds from the sale of notes payable, after deducting payments on outstanding notes, of approximately $40,000. We issued no new notes payable in 2005.

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

Effective January 1, 2004, an amendment was signed to the original lease agreement (dated October 14, 2002) between Cadena Enterprises, Inc. ("Cadena") and ADS calling for a reduction of leased office space with a corresponding reduction in monthly rent paid by ADS from $10,000 per month to $4,000 per month. The amendment also provided for the early termination of the lease by either Cadena or ADS with a written notice to the other party of not less than 60 days. Additionally, all past due amounts owed by ADS to Cadena for unpaid rents, property taxes and insurance charges were combined and set forth in a Promissory Note dated January 1, 2004 in the amount of $65,403. The Promissory Note carries an annual interest rate of 5.5%, was due and payable in quarterly installments of $1,500 or more beginning on April 1, 2004, and continued quarterly thereafter until paid in full, provided that all remaining amounts due were payable in full on February 1, 2005. Effective February 1, 2005, the Promissory Note was renewed, payable in monthly installments of $1,500 beginning September 1, 2005. Effective March 31, 2005, this lease was terminated early.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 8A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005. Based on that evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective as of December 31, 2005. During the time period covered by this report, there were no changes in our internal control over financial reporting.

From the third quarter of 2003 through the present, we have been unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our quarterly and annual reports with the SEC on time for fiscal 2003, 2004 or the first three quarters of 2005. We filed all past due reports with the SEC in the first quarter of 2006. We have devoted resources to assuring that future reports will be filed on a timely basis. Inability to file a timely report indicates a material weakness in our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names, ages and positions held with ADS Media by its directors and executive officers.

Name	Age*	Positions Held

Clark R. "Dub" Doyal	57	Chairman, Chief Executive Officer, President and Director, Chairman and Chief Executive Officer of subsidiary ADS

James D. (Jim) Schell	46	Vice President, Secretary, Treasurer and Director, President of subsidiary ADS

Gary J. Davis	52	Director

Bryan Forman	43	Director

* Age of directors and executive officers is determined as of January 1, 2006.

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

Gary J. Davis is a director of ADS Media.  Mr. Davis is the President of First Advisors, Inc., of Austin, Texas, which is involved in business consulting and private capital investment in start-up and early stage companies.  Mr. Davis founded First Advisors, Inc. in 1996.  Mr. Davis has spent a major portion of his career over the past 33 years in a wide range of capital raising endeavors, including debt and equity for real estate ventures and private equity capital for business ventures. Additionally, Mr. Davis continues to be an active real estate investor in projects throughout Texas. Mr. Davis previously was the chairman, president and CEO of NHLT from February 9, 2001, to January 30, 2003, and has served on the board of directors of NHLT and ADS Media from 2001 to the present.

Bryan Forman is a director of ADS Media and has provided legal services to NHLT as outside counsel prior to reorganization into ADS Media.  Since 1991, Mr. Forman focused his career in the ownership and executive management of three NASD registered broker-dealers, most recently serving as chairman and chief executive officer of First Avantus Securities, Inc. from January 1996 until April of 2002. Currently, Mr. Forman is in the private practice of law in Tyler, Texas, and also serves as a mediator, arbitrator, and expert witness in the securities industry.

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

Based solely upon a review of the copies of the forms furnished to the Company, or representations from certain reporting persons that no reports were required, the Company believes that no persons failed to file required reports on a timely basis during or in respect of 2005.

Item 10. Executive Compensation.

The following table summarizes the compensation of the Chief Executive Officer and the other most highly compensated executive officers of ADS Media and its subsidiaries during the past year (the "Named Executive Officers").

Summary Compensation Table
Name	Year	Salary (1)	Bonus	Other Annual Compensation
Clark R. "Dub" Doyal,	2005	$289,169	-0-	-0-
Chief Executive Officer	2004	167,426	-0-	-0-
	2003	222,523	-0-	-0-

James D. (Jim) Schell,	2005	$250,769	-0-	-0-
Vice President, Secretary,	2004	167,278	-0-	-0-
Treasurer	2003	172,095	-0-	-0-

(1)

Includes $130,669, $67,995, and $110,831 in salary voluntarily deferred in 2005, 2004, and 2003, respectively, by Mr. Doyal. Also includes $62,769, $77,847, and $80,710 in salary voluntarily deferred in 2005, 2004, and 2003, respectively, by Mr. Schell. These salaries will remain deferred until such time as cash flow permits payment.

Option/SAR Grants in Last Fiscal Year. There were no stock appreciation rights ("SAR") grants made to any Named Executive Officers during the year ended December 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. The following table shows the number of options exercised during 2005 and options held at December 31, 2005 by the Named Executive Officers. No SARs have been granted.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
James D. (Jim) Schell	0	$0	155,556 / 0	$0 / $0

Compensation of Directors. No compensation was paid to any Director in 2005 in connection with their board service. ADS Media does reimburse its directors for reasonable expenses associated with attending board or committee meetings.

Employment Agreements. ADS Media's subsidiary, ADS, had employment agreements with Mr. Doyal, who serves as Chairman, Chief Executive Officer and President of ADS Media and Chairman and Chief Executive Officer of ADS, and with Mr. Schell, who is Vice President, Secretary, and Treasurer of ADS Media, and President of ADS. Mr. Doyal's agreement provided for a base salary of $299,520 in 2005. Mr. Schell's agreement provided for a base salary of $249,600 in 2005. Because of a lack of revenues, both Mr. Doyal and Mr. Schell have foregone a substantial amount of their agreed compensation in 2003 and 2004. Both Mr. Doyal's and Mr. Schell's employment agreements were for three year terms that ended in December 2005. The agreements provided for incentive bonus based on whether the company achieved a target income before taxes, determined by the board of directors. We make available to the executives the same employee benefits generally made available to other managers and employees. The agreements contain non-competition clauses for 24 months after termination of the agreement and provisions regarding confidentiality of company information.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of December 31, 2005, the beneficial ownership of our common stock held by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our directors and Named Executive Officers as a group. Unless indicated otherwise, the address of each person listed below is c/o ADS Media Group, Inc., 12758 Cimarron Path, Suite B-128, San Antonio, Texas, 78249.

Name of Beneficial Owners	Number of Shares Beneficially Owned (1)	Percentage of Ownership (2)

Gavin M. Gray (6) 701 Brazos Street, Suite 960 Austin, Texas 78701	1,856,814	9.7%

Clyde J. Berg 600 Congress Ave. Austin, Texas 78701	1,565,846	8.2%

George T. Pjura 3703 Stonebridge Drive Cape Girardeau, Missouri 63703	1,272,058	6.5%

Kurt Wilkin (7) 5080 Spectrum Drive, Suite 310W Addison, Texas 75001	1,047,719	5.3%

Brett Lawson (7) 5080 Spectrum Drive, Suite 310W Addison, Texas 75001	1,047,719	5.3%

Executive Officers and Directors:
Clark R. "Dub" Doyal	4,915,025	25.7%
James D. (Jim) Schell (8)	1,854,083	9.6%

Gary J. Davis (3) (4) 3811 Bee Cave Rd, Suite 210 Austin, Texas 78746	2,931,387	15.3%

Bryan T. Forman (3) (5) 6836 Bee Cave Rd, Suite 242 Austin, Texas 78746	3,182,907	16.1%

All Executive Officers and Directors as a Group (4 persons) (3)	10,980,864	55.0%

(1)

Pursuant to the rules of the Securities and Exchange Commission, a person or group is deemed to have "beneficial ownership" of any shares with regard to which such person or group has or shares voting or investment power or has or shares the right to acquire such power within 60 days of December 31, 2005, such as pursuant to the conversion or exchange of securities or the exercise of stock options or warrants.  For purposes of computing the percentage of outstanding shares held by any person or group of persons, shares that such person or group has the right to acquire within 60 days of December 31, 2005 are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)

Based on 19,095,062 shares of common stock outstanding as of December 31, 2005. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2005 plus the number of shares issuable to that owner on exercise of options and warrants and the number of common shares into which the owner's preferred shares are convertible, and dividing by the total number of outstanding shares plus that owner's option, warrant and preferred conversion shares. Each Series A and Series B Preferred Share is convertible into five (5) shares of Common Stock. Each Warrant is convertible into one (1) share of Common Stock.

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

(7)

Mr. Wilkin and Mr. Lawson are partners in partnerships which own 460,416 shares and warrants to purchase up to 431,747 shares of ADS Media common stock. Because they have joint power to vote the shares owned by the partnerships, each of them may be deemed to be beneficial owner of all the common stock and warrants owned by the partnerships pursuant to Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended. Accordingly, the 460,416 shares and warrants to purchase up to 431,747 shares of ADS Media that the partnerships own are included in the number of shares both Mr. Wilkin and Mr. Lawson own.

(8)	Includes 155,556 shares which Mr. Schell has the right to acquire on the exercise of warrants.

Item 12. Certain Relationships and Related Transactions.

From time to time in 2005, ADS Media issued securities to partnerships, in which 5% shareholders are partners, as detailed in Item 5 - Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities.

During the years ended December 31, 2005 and 2004, ADS Media purchased $0 and $2,740, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of ADS Media own a non-controlling interest. As of both December 31, 2005 and 2004, ADS Media owed Laser Dimensions $0.

In 2004, ADS Media issued a short-term note payable for $18,667 to an officer of the company. In connection with obtaining this short-term debt financing, ADS Media also issued the officer warrants to purchase up to 155,556 shares of common stock at an exercise price of $0.12 per share. ADS Media repaid the principal and interest in full on this note in 2004.

In 2004, ADS Media issued a short-term note payable for $60,000 to a 5% shareholder of the company. In connection with obtaining this short-term debt financing, ADS Media also issued the shareholder warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.12 per share. ADS Media repaid the principal and interest in full on this note in 2004.

In 2004, the Company issued a note payable for $20,000 to an officer of the company. Principal and interest are payable monthly beginning June 15, 2005, until paid in full.

In 2005, ADS Media issued 145,846 shares of common stock, at a price of $0.13 per share, to a consultant's partnership, in which two 5% shareholders are partners, in exchange for professional services totaling $18,960.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our independent auditors for fiscal 2004 and 2005 were Sprouse & Anderson, LLP.

The fees billed to ADS Media by Sprouse & Anderson, LLP are shown in the table below.

	Year Ended December 31,
	2005	2004

Audit fees	$25,500	$20,550
Audit-related fees	-	-
Tax fees	2,000	2,000
All other fees	-	-
	$27,500	$22,550

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

Pre-Approval Policy and Procedures

It is the Board of Director's policy to pre-approve all services provided by Sprouse & Anderson, LLP. All services provided by Sprouse & Anderson, LLP during the years ended December 31, 2005 and 2004 were pre-approved by the Board of Directors.

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

Date:	April 12, 2006	ADS Media Group, Inc.

By: /s/ Clark R. Doyal
Clark R. Doyal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clark R. Doyal	Chairman, Chief Executive Officer,	April 12, 2006
Clark R. Doya	President and Director (Principal Executive,
Financial and Accounting Officer)

/s/ James D. Schell	Vice President, Secretary, Treasurer and	April 12, 2006
James D. Schell	Director

/s/ Gary J. Davis	Director	April 12, 2006
Gary J. Davis

/s/ Bryan T. Forman	Director	April 12, 2006
Bryan T. Forman

F-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ADS Media Group, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ADS Media Group, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADS Media Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Sprouse & Anderson, LLP
Austin, Texas
March 8, 2006

F-2

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

CURRENT Assets
Cash and cash equivalents	$ 446,142	$ 208,860
Accounts receivable (net of allowance for doubtful accounts of $51,281 in 2005 and $42,449 in 2004)	500,122	441,362
Prepaid expenses	57,172	48,499
Other current assets	344	2,400

Total current assets	1,003,780	701,121

PROPERTY AND EQUIPMENT
Furniture and fixtures	24,931	16,572
Computer equipment	51,975	48,031
Less: accumulated depreciation	(61,135)	(50,179)

Total property and equipment, net	15,771	14,424

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	11,500

TOTAL ASSETS	$ 1,276,473	$ 977,045

The accompanying notes are an integral part of these consolidated financial statements.

F-3

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2005	2004

CURRENT LIABILITIES
Accounts payable	$ 271,751	$ 489,961
Customer advance payments	11,050	80,784
Accrued salaries and wages	907,785	618,688
Accrued liabilities	80,855	29,888
Accrued liabilities - related party	24,514	16,752
Due to officer - related party	2,942	37,754
Notes payable	135,653	149,955
Notes payable - related parties, net of discount	84,499	127,017
Other current liabilities	1,739	33
Obligations under capital leases	4,841	2,342

Total current liabilities	1,525,629	1,553,174

Obligations under capital leases, long-term	4,052	2,211

Total liabilities	1,529,681	1,555,385

Commitments and contingencies

SHAREholders' equity (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,095,062 and 18,892,073 shares issued and outstanding, respectively	19,095	18,892
Additional paid-in capital	2,126,685	2,099,928
Accumulated deficit	(2,399,002)	(2,697,174)

Total shareholders' equity (deficit)	(253,208)	(578,340)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 1,276,473	$ 977,045

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2005	2004

REVENUES	$ 5,477,086	$ 3,668,871

COST OF GOODS SOLD	3,554,352	2,594,344

Gross profit	1,922,734	1,074,527

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	1,587,877	999,338

Income from operations	334,857	75,189

OTHER INCOME (EXPENSE)
Interest expense	(36,685)	(77,128)
Interest and other income	-	3,034

Total other income (expense)	(36,685)	(74,094)

Income before income taxes	298,172	1,095

INCOME TAXES	-	-

NET INCOME	$ 298,172	$ 1,095

NET INCOME PER SHARE, basic	$ 0.02	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	19,008,175	18,878,549

NET INCOME PER SHARE, diluted	$ 0.02	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	19,077,085	18,947,459

The accompanying notes are an integral part of these consolidated financial statements.

F-5

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional
					Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2003	13,782	$ 14	18,858,900	$ 18,859	$ 2,033,534	$ (2,698,269)	$ (645,862)

Common stock issued for services	-	-	33,173	33	4,279	-	4,312
Warrants issued for services	-	-	-	-	9,031	-	9,031
Conversion of accounts payable into warrants	-	-	-	-	17,662	-	17,662
Warrants issued in connection with obtaining debt financing	-	-	-	-	35,422	-	35,422
Net income for the year	-	-	-	-	-	1,095	1,095

Balance at December 31, 2004	13,782	$ 14	18,892,073	$ 18,892	$ 2,099,928	$ (2,697,174)	$ (578,340)

Common stock issued for services	-	-	145,846	146	18,814	-	18,960
Conversion of accounts payable into common stock	-	-	57,143	57	7,943	-	8,000
Net income for the year	-	-	-	-	-	298,172	298,172

Balance at December 31, 2005	13,782	$ 14	19,095,062	$ 19,095	$ 2,126,685	$ (2,399,002)	$ (253,208)

The accompanying notes are an integral part of these consolidated financial statements.

F-6

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 298,172	$ 1,095
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	26,218	5,003
Depreciation expense	10,956	17,185
Issuance of common stock and warrants for services	18,960	13,343
Issuance of warrants in connection with obtaining debt financing	3,000	32,422
(Increase) decrease in assets:
Accounts receivable	(84,978)	(306,721)
Prepaid expenses and other assets	(8,994)	54,110
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	104,510	370,219
Customer advance payments	(69,734)	(33,923)

Total adjustments	(62)	151,638

Net cash provided by operating activities	298,110	152,733

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,944)	(905)

Net cash used in investing activities	(3,944)	(905)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	77,333
Payments on notes payable	(7,347)	(87,781)
Proceeds from notes payable - related parties	-	131,167
Payments on notes payable - related parties	(45,518)	(81,150)
Payments on capital lease obligations	(4,019)	(2,201)

Net cash provided by (used in) financing activities	(56,884)	37,368

NET INCREASE IN CASH AND CASH EQUIVALENTS	237,282	189,196

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,860	19,664

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 446,142	$ 208,860

The accompanying notes are an integral part of these consolidated financial statements.

F-7

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the year ended December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 16,243	$ 27,200

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of common stock and warrants in exchange for services	$ 18,960	$ 13,343

Issuance of warrants in connection with obtaining debt financing	$ 3,000	$ 35,422

Conversion of accrued liabilities to notes payable	$ -	$ 65,403

Conversion of accounts payable into common stock and warrants	$ 8,000	$ 17,662

Application of security deposit to notes payable	$ 6,955	$ -

Property acquired under capital lease obligations	$ 8,359	$ -

The accompanying notes are an integral part of these consolidated financial statements.

F-8

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. At December 31, 2005 and 2004, cash and cash equivalents exceed FDIC limits by $297,012 and $204,069, respectively.

Concentration of Credit Risk and Accounts Receivable

The Company extends unsecured credit in the normal course of business to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which may ultimately become uncollectible. In the event of non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheets. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems to the Company.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for computer equipment and five years for furniture and fixtures. Repairs and maintenance costs are expensed as incurred and improvements are capitalized. Depreciation expense for the years ended December 31, 2005 and 2004 was $10,956 and $17,185, respectively.

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

Each year the Company assesses the realizability of the recorded goodwill and other intangibles in accordance with SFAS No. 142. At December 31, 2003, the analysis indicated that goodwill of $450,000 was impaired. As a result, for the year ended December 31, 2003, the Company impaired its stated goodwill value by $450,000 from $700,000 to $250,000. At December 31, 2005 and 2004, the analysis indicated that there was no further impairment of goodwill. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below its carrying value.

Revenue Recognition

The Company recognizes revenue upon completion of a project for fulfillment revenues, upon mailing of product for direct mail revenues and upon delivery of product to consumer for alternative delivery revenue. Services are generally not subject to "rights of return" unless the Company did not perform services in accordance with the contract.

Advertising

Advertising costs are expensed as incurred. At December 31, 2005 and 2004, advertising expenses were $9,642 and $900, respectively.

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

The Company uses the intrinsic value method to account for stock-based employee compensation. During 2005 and 2004, the Company did not incur any compensation cost under APB No. 25 for options granted under the Plan. For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option's vesting period.  Had the Company determined compensation cost consistent with SFAS No. 123 and SFAS No. 148 using the fair value method, the Company's net income and net income per common share for the years ended December 31, 2005 and 2004 would approximate the pro forma amounts as shown below:

For the Year Ended December 31,
	2005	2004

Net income, as reported	$ 298,172	$ 1,095
Deduct: Total stock-based employee compensation expense determined under fair value based method	-	-
Pro forma net income	$ 298,172	$ 1,095

Net income per share:
Basic and diluted -
As reported	$ 0.02	$ 0.00

Pro forma	$ 0.02	$ 0.00

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing-model. There were no stock option grants in 2004 or 2005.

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

Reclassification

Certain amounts have been reclassified from the prior year for comparative purposes.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense, if applicable, by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income (loss) and net income (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. The adoption of this statement will have the effect of decreasing net income and net income per share and increasing net loss and net loss per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

NOTE B - NOTES PAYABLE

Notes payable consist of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Uncollateralized note payable bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	15,000	15,000

Uncollateralized note payable bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	50,000	50,000

Uncollateralized note payable bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	30,000	30,000

Uncollateralized note payable bearing interest at 5.5%, principal and interest payable quarterly beginning April 1, 2004 and in full upon maturity, matured February 1, 2005. Renewed effective February 1, 2005, principal and interest payable in monthly installments of $1,500 beginning September 1, 2005 until paid in full.	40,653	54,955
Notes payable	$ 135,653	$ 149,955

Notes payable - related parties, net of debt discount, consist of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Uncollateralized note payable to a 5% shareholder bearing interest at 6%, principal and interest payable in full upon maturity, matured September 23, 2002. Renewed May 1, 2004, bearing interest at 10%, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	$ 40,000	40,000

Uncollateralized note payable to a 5% shareholder bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	40,000	40,000

Uncollateralized note payable to a partnership, in which 5% shareholders are partners, bearing interest at 10%, principal and interest payable monthly beginning December 15, 2004, until paid in full, net of debt discount of $3,000 at December 31, 2004.	-	27,017

Uncollateralized note payable to officer bearing interest at 10%, principal and interest payable monthly beginning June 15, 2005, until paid in full approximately February 15, 2006.	4,499	20,000
Notes payable - related parties, net of debt discount	$ 84,499	$127,017

Since its inception the Company has issued notes payable primarily for working capital purposes.

NOTE C - CAPITAL LEASE OBLIGATIONS

The Company is leasing certain equipment under capital leases. Capital leases payable at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Capital leases for equipment due in monthly installments through 2008	$ 10,550	$ 5,009

Less interest	1,657	456
Less current portion	4,841	2,342

Obligations under capital leases, long-term	$ 4,052	$ 2,211

Scheduled maturities for capital lease obligations for the years ended December 31, are as follows:

2006	$ 4,841
2007	3,165
2008	887

Total	$ 8,893

The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2005 and 2004, are as follows:

	2005	2004
Cost	$ 18,986	$ 10,627
Accumulated depreciation	11,045	6,513

Net leased property under capital leases	$ 7,941	$ 4,114

NOTE D - PREFERRED STOCK

Series A

The Company is authorized to issue up to 40,000 shares of Series A Preferred Stock, par value $.001 per share, of which 13,616 shares were issued and outstanding as of December 31, 2005. Each Series A share has a $1.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into five (5) shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

Series B

The Company is authorized to issue up to 6,000 shares of Series B Preferred Stock, par value $.001 per share, of which 166 shares were issued and outstanding as of December 31, 2005. Each Series B share has a $1.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five (5) shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

NOTE E - Common stock

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

In 2004, the Company issued 33,173 shares of common stock, at a price of $0.13 per share, in exchange for professional services totaling $4,312. In 2005, the Company issued 145,846 shares of common stock, at a price of $0.13 per share, in exchange for professional services totaling $18,960.

In 2005, the Company issued 57,143 shares of common stock, at a price of $0.14 per share, in exchange for reduction of accounts payable totaling $8,000.

NOTE F - STOCK WARRANTS

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

In 2005, the Company issued no warrants to purchase shares of common stock.

The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price
Warrants outstanding at January 1, 2004	1,075,904	$ 0.12 - 0.16

Granted	1,981,453	$ 0.12 - 0.18
Exercised	-
Canceled	-

Warrants outstanding at December 31, 2004	3,057,357	$ 0.12 - 0.18

Granted	-
Exercised	-
Canceled	-

Warrants outstanding at December 31, 2005	3,057,357	$ 0.12 - 0.18

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

The following is a summary of outstanding stock options:
	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2004	250,000	$ 0.10

Granted	-
Exercised	-
Canceled	-

Options outstanding at December 31, 2004	250,000	$ 0.10

Granted	-
Exercised	-
Canceled	-

Options outstanding at December 31, 2005	250,000	$ 0.10

At December 31, 2005, the weighted average remaining contractual life of stock options outstanding was 1.8 years, with 250,000 options exercisable at a weighted average exercise price of $0.10 per share.

NOTE H - OPERATING LEASE OBLIGATIONS

The Company leases office and warehouse space and certain equipment under operating lease agreements having terms expiring at various dates through August 2008. The future minimum annual payments required under the leases at December 31, 2005 are as follows:

2006	$ 77,799
2007	76,574
2008	52,534

Total	$ 206,907

Rental and other related expenses for the above leases for the years ended December 31, 2005 and 2004 were approximately $65,000 and $63,000, respectively.

NOTE I - INCOME TAXES

As of December 31, 2005, the Company had a net deferred tax asset of approximately $4.2 million principally arising from net operating loss carryforwards for income tax purposes. The Company has established a valuation allowance equal to the net deferred tax asset as of December 31, 2005. At December 31, 2005 the Company had net operating loss carryforwards of approximately $10.5 million that will begin to expire in 2014 through 2022.

The Company's reverse acquisition in 2003 and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382. The ownership changes resulting from this reorganization will likely limit the Company's ability to utilize a significant portion of the net operating loss carryforwards generated before the changes in ownership.

	2005	2004
Deferred tax asset (liabilities):
Net operating loss carryforward	$ 3,881,067	$ 4,848,580
Depreciation	(875)	(2,094)
Allowance for doubtful accounts	18,974	15,706
Accrued expenses not deductible until paid	348,165	239,279

Net total deferred tax asset	$ 4,247,331	$ 5,101,471

Valuation allowance	$ (4,247,331)	$ (5,101,471)

Net deferred tax asset	$ -	$ -

F-16

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

On July 2, 2004, RR Donnelley Receivables, Inc. sued ADS to collect a sworn account in the amount of $28,503.76, plus attorney fees and expenses. ADS responded with a general denial and a counterclaim for breach of contract regarding a partnership with the plaintiff in Mexico. In November 2005, the counterclaim was dismissed on jurisdictional grounds. The suit on the sworn account remains pending, but no activity has taken place since November 2005. These amounts have been accrued for in these financial statements.

NOTE K - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company purchased $0 and $2,740, respectively, in goods and services from Laser Dimensions, Inc., a company in which two of the officers of the Company own a non-controlling interest. As of both December 31, 2005 and 2004, the Company owed Laser Dimensions $0.

During the years ended December 31, 2005 and 2004, two officers of the Company voluntarily deferred $193,438 and $145,842, respectively, in salary. These salaries will remain deferred until such time as cash flow permits payment.

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

In 2004, the Company issued a note payable for $20,000 to an officer of the company. Principal and interest are payable monthly beginning June 15, 2005, until paid in full. Payments made to an officer during fiscal years 2005 and 2004 were $17,500 and $0, approximately.

In 2005, the Company issued 145,846 shares of common stock, at a price of $0.13 per share, to a consultant's partnership, in which two 5% shareholders are partners, in exchange for professional services totaling $18,960.

NOTE L - CONCENTRATION OF RISKS

One customer totaled approximately 55% of the Company's revenues for the year ended December 31, 2005. Four customers each totaled approximately 36%, 18%, 16% and 11% of the Company's revenues for the year ended December 31, 2004. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems to ADS Media. With a significant amount of the Company's revenues generated by a few major customers, the loss of one of these customers could have a material adverse effect on our business, operating results and financial condition.

F-17