Form 10QSB
period 2006-03-31
ADS MEDIA GROUP INC
filed 2006-05-15
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2006	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249-3426
(Address of principal executive offices)

Issuer's telephone number: (210) 655-6613

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [   ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of March 31, 2006, the registrant had 19,095,062 shares of common stock, par value $0.001, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 560,631	$ 446,142
Accounts receivable (net of allowance for doubtful accounts of $39,748 in 2006 and $51,281 in 2005)	333,587	500,122
Prepaid expenses	56,842	57,172
Other current assets	3,344	344

Total current assets	954,404	1,003,780

PROPERTY AND EQUIPMENT
Furniture and fixtures	27,131	24,931
Computer equipment	51,975	51,975
Less: accumulated depreciation	(63,856)	(61,135)

Total property and equipment, net	15,250	15,771

GOODWILL	250,000	250,000

OTHER ASSETS	14,457	6,922

TOTAL ASSETS	$ 1,234,111	$ 1,276,473

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2006	2005
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 286,292	$ 271,751
Customer advance payments	6,488	11,050
Accrued salaries and wages	995,288	907,785
Accrued liabilities	91,456	80,855
Accrued liabilities - related party	19,402	24,514
Due to officer - related party	-	2,942
Notes payable	131,716	135,653
Notes payable - related parties	80,000	84,499
Other current liabilities	1,065	1,739
Obligations under capital leases	4,343	4,841

Total current liabilities	1,616,050	1,525,629

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	3,315	4,052

Total liabilities	1,619,365	1,529,681

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,095,062 and 19,095,062 shares issued and outstanding, respectively	19,095	19,095
Additional paid-in capital	2,126,685	2,126,685
Accumulated deficit	(2,531,048)	(2,399,002)

Total shareholders' equity (deficit)	(385,254)	(253,208)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 1,234,111	$ 1,276,473

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)

REVENUES	$ 680,656	$ 997,974

COST OF GOODS SOLD	399,867	739,134

Gross profit	280,789	258,840

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	406,416	278,542

Loss from operations	(125,627)	(19,702)

OTHER INCOME (EXPENSE)	(6,419)	(9,890)

Loss before income taxes	(132,046)	(29,592)

INCOME TAXES	-	-

NET LOSS	$ (132,046)	$ (29,592)

NET LOSS PER SHARE, basic	$ (0.007)	$ (0.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	19,095,062	18,892,073

NET LOSS PER SHARE, diluted	$ (0.007)	$ (0.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	19,095,062	18,892,073

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (132,046)	$ (29,592)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	(11,533)	8,737
Depreciation expense	2,721	3,561
Issuance of common stock for services	-	2,128
Issuance of warrants in connection with obtaining debt financing	-	900
(Increase) decrease in assets:
Accounts receivable	178,068	337,124
Prepaid expenses and other assets	(10,205)	(6,520)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	103,917	(49,499)
Customer advance payments	(4,562)	(80,784)

Total adjustments	258,406	215,647

Net cash provided by (used in) operating activities	126,360	186,055

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,200)	-

Net cash used in investing activities	(2,200)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable	(3,937)	(771)
Payments on notes payable - related parties	(4,499)	(8,184)
Payments on capital lease obligations	(1,235)	(739)

Net cash used in financing activities	(9,671)	(9,694)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	114,489	176,361

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	446,142	208,860

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 560,631	$ 385,221

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 2,102	$ 4,914

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of common stock in exchange for services	$ -	$ 2,128

Issuance of warrants in connection with obtaining debt financing	$ -	$ 900

Property acquired under capital lease obligations	$ -	$ 8,359

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three month periods ended March 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2006 and 2005, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMITMENTS AND CONTINGENCIES

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

On July 2, 2004, RR Donnelley Receivables, Inc. sued ADS to collect a sworn account in the amount of $28,504, plus attorney fees and expenses. ADS responded with a general denial and a counterclaim for breach of contract regarding a partnership with the plaintiff in Mexico. In November 2005, the counterclaim was dismissed on jurisdictional grounds. The suit on the sworn account remains pending, but no activity has taken place since November 2005. These amounts have been accrued for in these financial statements.

NOTE C - STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We have adopted this statement using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, but leaves prior periods unchanged.

The Company recorded $0 in compensation expense relating to share-based payments in the period ended March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the ADS Media Group, Inc. ("ADS Media") Annual Report on Form 10-KSB for the year ended December 31, 2005. The consolidated financial statements and related footnotes included herein include the financial statements of Alternative Delivery Solutions, Inc. ("ADS").

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

During the first quarter of 2006, ADS experienced an increase in the number of smaller delivery orders, while the larger volume and revenue producing programs were delayed to later in 2006. This change in business activity resulted in much higher margins per revenue dollar sold, while also increasing the amount of support activity needed to service the extra order volumes. Simultaneously, the Company received approval from one of its clients to launch a "trial" advertising cooperative door delivery program during the 2nd through 4th Quarters of 2006, requiring management's focus to initiate the program internally and externally. This program will include four deliveries, approximately two months apart, of 500,000 poly-bags containing advertising and samples for the Retailer's suppliers, along with their own advertising messages, targeting both small businesses and the residential homes surrounding the Retailer's locations. This program is very similar in nature to another program the Company created called "La Canasta de Valores", which is an advertising cooperative, open to multiple advertisers, targeting Hispanic consumers. The benefit of such a program is the opportunity to grow programs that result in recurring deliveries and revenue streams, with generally higher margins. Also, once they are established, the operational processes can become routine, and efficiencies can be realized in both cost and resource deployment.

ADS continues to establish itself as a recognized alternative delivery provider, capable of handling high volume door delivery programs across the country, along with providing support services that include printing of advertising material and fulfillment services. We continue to expand our delivery capabilities, including the delivery of materials on an address specific basis, as well as our traditional saturation approach. Typically, door distribution is done on a saturation basis, delivering all addresses within a given geographic area. We have now proven that certain addresses can be suppressed within the saturation area, allowing for more targeted distribution. This also allows for another delivery product option that customers can take advantage of, depending on their individual marketing needs. As mentioned, we are delivering small businesses as well.

Results of Operations for the Three Months Ended March 31, 2006, as Compared to the Three Months Ended March 31, 2005

From inception to March 31, 2006, ADS Media incurred significant net losses from operations. We have not had funds available from either new investments or cash flow to grow our business as we expected in our marketing plan. Nevertheless, increases in revenue from operations have generally helped to offset the increased operating costs of building our infrastructure. As noted below, large customer orders can cause significant variances in quarter to quarter revenues, both positively impacting results or negatively should any planned work be postponed or even cancelled, or when compared to prior periods. The Company has been working on building a solid base of monthly and quarterly recurring revenue streams; however, typical with the media industry overall, impacts of large orders realized, delayed or cancelled can cause significant fluctuations in revenues realized from period to period.

Revenues. Revenues decreased $317,318, or 32%, to $680,656 from $997,974. The decrease was primarily due to customers, who had been steady recurring revenue generators for the past year, including the first quarter of 2005, deferring several large orders to later in 2006.

Cost of Goods Sold. Cost of goods sold decreased $339,267, or 46%, to $399,867 from $739,134. The decrease was primarily attributed to a corresponding decrease in revenues as discussed above, combined with opportunities to provide higher margin products to our customers.

Gross Profit. Gross profit increased $21,949, or 8%, to $280,789 from $258,840. The increase was primarily attributed to improved margins on a smaller revenue base. The gross profit margin percentage increased to 41% from 26% as management focused sales activity on higher margin opportunities.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $127,874, or 46%, to $406,416 from $278,542. The increase was primarily due to expenses associated with building our business and operational infrastructure, including salaries and wages, professional fees associated with the Company's financial statement audits and related regulatory filings and marketing services, and travel and entertainment.

Loss from operations. Loss from operations increased $105,925 to a loss of $125,627 from a loss of $19,702. The increase was primarily due to increased operating expenses not being supported by a corresponding increase in revenues.

Other income (expense). Net other expense, the sole component being interest expense, decreased $3,471, or 35%, to $6,419 from $9,890 primarily due to the payment on outstanding debt obligations.

Net loss. Net loss increased $102,454 to a net loss of $132,046 from a net loss of $29,592. The increase in net loss was primarily due to the increase in selling, administrative and other operating expenses.

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

ADS Media had cash and cash equivalents of $560,631 as of March 31, 2006, compared to $446,142 as of December 31, 2005.

Working capital (measured by current assets less current liabilities) at March 31, 2006 was a deficit of $661,646 compared to a deficit of $521,849 at December 31, 2005. This decrease in working capital was primarily due to a significant decrease in accounts receivable and an increase in accrued salaries and wages, partially offset by an increase in cash.

Changes in Financial Condition

For the three months ended March 31, 2006, cash provided by operating activities totaled $126,360. The provision of funds was primarily due to a significant decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by our net loss and decreases in customer advance payments. For the three months ended March 31, 2005, cash provided by operating activities totaled $186,055. The provision of funds was primarily due to a significant decrease in accounts receivable, partially offset by our net loss.

For the three months ended March 31, 2006, cash used in investing activities was $2,200, attributed to small capital expenditures. For the three months ended March 31, 2005, cash used in investing activities was $0.

For the three months ended March 31, 2006 and 2005, cash used in financing activities totaled $9,671 and $9,694, respectively, in each case primarily due to payments on notes payable and capital lease obligations.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer, who also serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on that evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective as of March 31, 2006. During the time period covered by this report, there were no changes in our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

Date: May 15, 2006	ADS MEDIA GROUP, INC.
Clark R. Doyal

By: /s/ Clark R. Doyal
Chief Executive Officer and Chief Accounting Officer

