Form 10QSB
period 2006-06-30
ADS MEDIA GROUP INC
filed 2006-08-21
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2006	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)
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

As of June 30, 2006, the registrant had 37,758,763 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,051,243	$ 446,142
Accounts receivable (net of allowance for doubtful accounts of $59,463 in 2006 and $51,281 in 2005)	565,148	500,122
Prepaid expenses	209,027	57,172
Other current assets	3,944	344

Total current assets	2,829,362	1,003,780

PROPERTY AND EQUIPMENT
Furniture and fixtures	27,131	24,931
Computer equipment	51,975	51,975
Less: accumulated depreciation	(66,639)	(61,135)

Total property and equipment, net	12,467	15,771

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	6,922

TOTAL ASSETS	$ 3,098,751	$ 1,276,473

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2006	2005
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 223,493	$ 271,751
Customer advance payments	-	11,050
Accrued salaries and wages	269,389	907,785
Accrued liabilities	59,815	80,855
Accrued liabilities - related party	-	24,514
Due to officer - related party	-	2,942
Notes payable	-	135,653
Notes payable - related party	30,000	84,499
Other current liabilities	3,767	1,739
Obligations under capital leases	3,835	4,841

Total current liabilities	590,299	1,525,629

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	2,542	4,052

Total liabilities	592,841	1,529,681

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 37,758,763 and 19,095,062 shares issued and outstanding, respectively	37,759	19,095
Additional paid-in capital	4,798,724	2,126,685
Accumulated deficit	(2,330,587)	(2,399,002)

Total shareholders' equity (deficit)	2,505,910	(253,208)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 3,098,751	$ 1,276,473

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ 1,264,562	$ 1,159,058	$ 1,945,218	$ 2,157,032

COST OF GOODS SOLD	759,119	730,175	1,158,986	1,469,309

Gross profit	505,443	428,883	786,232	687,723

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	754,883	320,984	1,161,299	599,526

Income (loss) from operations	(249,440)	107,899	(375,067)	88,197

OTHER INCOME (EXPENSE)
Interest expense	(4,839)	(9,465)	(11,258)	(19,355)
Interest and other income	-	-	-	-

Total other income (expense)	(4,839)	(9,465)	(11,258)	(19,355)

Income (loss) before income taxes and extraordinary item	(254,279)	98,434	(386,325)	68,842

INCOME TAXES	-	-	-	-

Income (loss) before extraordinary item	(254,279)	98,434	(386,325)	68,842

EXTRAORDINARY ITEM
Gain on extinguishment of liabilities (Note E)	454,740	-	454,740	-

NET INCOME	$ 200,461	$ 98,434	$ 68,415	$ 68,842

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

EARNINGS PER SHARE:

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM, basic	$ (0.01)	$ 0.01	$ (0.02)	$ 0.004

EXTRAORDINARY ITEM, basic	$ 0.02	$ -	$ 0.02	$ -

NET INCOME, basic	$ 0.01	$ 0.01	$ 0.003	$ 0.004

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	21,659,274	18,961,539	20,384,252	18,927,000

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM, diluted	$ (0.01)	$ 0.01	$ (0.02)	$ 0.004

EXTRAORDINARY ITEM, diluted	$ 0.02	$ -	$ 0.02	$ -

NET INCOME, diluted	$ 0.01	$ 0.01	$ 0.003	$ 0.004

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	21,659,274	19,030,449	20,384,252	18,995,910

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 68,415	$ 68,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	15,048	15,130
Depreciation expense	5,504	5,906
Issuance of common stock and warrants for services	10,000	13,531
Issuance of warrants in connection with obtaining debt financing	-	1,800
Compensation expense from issuance of stock options	228,244	-
Gain on extinguishment of liabilities	(454,740)	-
(Increase) decrease in assets:
Accounts receivable	(80,074)	310,563
Prepaid expenses and other assets	(155,455)	(153,804)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	105,889	(105,905)
Customer advance payments	(11,050)	372,702

Total adjustments	(336,634)	459,923

Net cash provided by (used in) operating activities	(268,219)	528,765

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,200)	-

Net cash used in investing activities	(2,200)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,923,188	-
Payments on notes payable	(40,653)	(1,319)
Payments on notes payable - related parties	(4,499)	(17,877)
Payments on capital lease obligations	(2,516)	(1,675)

Net cash provided by (used in) financing activities	1,875,520	(20,871)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	1,605,101	507,894

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	446,142	208,860

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,051,243	$ 716,754

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the six months ended
	2006	2005
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 3,568	$ 9,116

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of stock options in lieu of deferred compensation	$ 741,944	$ -

Application of security deposit to notes payable - related parties	$ -	$ 6,955

Conversion of accounts payable into common stock	$ -	$ 8,000

Conversion of notes payable into common stock	$ 201,627	$ -

Property acquired under capital lease obligations	$ -	$ 8,359

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three and six month periods ended June 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2006 and 2005, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMON STOCK

During the three and six months ended June 30, 2006, the Company issued 18,663,701 shares of common stock in exchange for net proceeds of $1,923,188, consulting services of $10,000, exercise of stock warrants, and conversion of notes payable and accrued interest of $201,627.

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

NOTE C - STOCK WARRANTS

During the three and six months ended June 30, 2006, holders exercised warrants to purchase 160,915 shares of common stock. The company had recorded $20,919 in expenses related to the issuance of these warrants.

During the three and six months ended June 30, 2006, the Company issued warrants to purchase up to 3,140,531 shares of common stock in conjunction with the purchase of common stock. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.16 per share through 2011.

Also during the three and six months ended June 30, 2006, the Company issued 25,000 shares of common stock and warrants to purchase up to 25,000 shares of common stock in exchange for consulting services in the amount of $10,000. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.12 per share through 2008.

As of June 30, 2006, a total of 6,061,973 warrants were outstanding at exercise prices ranging from $0.12 to $0.18 per share.

NOTE D - STOCK OPTIONS

In 2006, the Company adopted a 2006 Stock Option and Incentive Plan which provides for granting stock options and/or restricted stock awards to employees, directors and consultants of the Company as employment incentives.

During the three and six months ended June 30, 2006, the Company granted two key employees non-statutory stock options to purchase a total of 14,773,054 shares of common stock at an exercise price of $0.13 per share under the plan. However, only 3,693,264 (25%) of these options became exercisable and vested immediately on grant. The remaining 75% will become exercisable in equal amounts over the next three years only if the key employees remain employed by the Company and if the company attains certain performance goals. If these options become exercisable, 50% of the options vest upon becoming exercisable, and the remaining 50% vest one year after becoming exercisable. Early vesting provisions apply in the case of a change of control of the corporation. The key employees have not paid any consideration other than their continued service to the Company for these options. These options expire on June 20, 2016.

Also during the three and six months ended June 30, 2006, the Company granted non-statutory stock options to purchase 5,301,681 shares of common stock, valued at $327,644, to settle claims for compensation of past services totaling $741,944. These stock options vested immediately, enable the holders to purchase shares of the Company's common stock at an exercise price of $0.13 per share, and expire on June 20, 2016. The Company realized an extraordinary gain of $414,300 related to the issuance of these stock options and cancellation of deferred compensation.

As of June 30, 2006, a total of 20,324,735 stock options were outstanding, at exercise prices ranging from $0.10 to $0.13 per share, of which 9,244,945 were vested and exercisable.

NOTE E - EXTINGUISHMENT OF LIABILITIES

During the three and six months ended June 30, 2006, the Company granted certain key employees non-statutory stock options to purchase 5,301,681 shares of common stock, valued at $327,644, in lieu of payment of deferred compensation which they had foregone since 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement 125", a liability is to be derecognized if the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Based upon the signed stock option agreements, whereby the employees legally released the company from its obligation to pay them their deferred compensation, the Company realized an extraordinary gain of $414,300 related to the grant of these stock options and cancellation of deferred compensation.

In addition, subsequent to June 30, 2006, the Company entered into a settlement agreement with a former employee on the payment of deferred compensation, which they had foregone from 2003 through 2006 while an employee of the company, for payments totaling $181,884. Based upon the signed release agreement and in accordance with SFAS No. 140, whereby the employee legally released the company from its obligation to pay them their full deferred compensation, effective in the second quarter of 2006, the Company revalued the deferred compensation liability to this former employee and realized an extraordinary gain of $40,440 related to the cancellation of deferred compensation.

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

NOTE G - STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), "Share-Based Payment", which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We have adopted this statement using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, but leaves prior periods unchanged.

The Company recorded $228,244 in compensation expense relating to share-based payments in the three and six month periods ended June 30, 2006.

NOTE H - RELATED PARTY TRANSACTIONS

During the three months and six months ended June 30, 2006, the Company issued 25,000 shares of common stock and warrants to purchase up to 25,000 shares of common stock to a director in exchange for consulting services.

NOTE I - SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company entered into a settlement agreement with a former employee on the payment of deferred compensation, which they had foregone from 2003 through 2006 while an employee of the company, for payments totaling $181,884. Accordingly, effective in the second quarter of 2006, the Company revalued the deferred compensation liability to this former employee and realized an extraordinary gain of $40,440 related to the cancellation of deferred compensation.

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

During the second quarter of 2006, a combination of larger volume delivery orders, implementation of a customized retail delivery cooperative, and a continued influx of smaller delivery orders, resulted in stronger revenue growth as compared to the first quarter, and the same quarter's revenue performance in 2005. Even though revenue performance for the quarter increased, we continued to see large volume programs being pushed further back into the year, and even into early 2007. Additionally, though the launch of the retail cooperative was successful; the retail sponsor has elected to terminate the program, rather than continue the trial for another three drops in 2006. The termination of the program will have an impact on projected revenues for the remainder of 2006.

Much time and focus has been invested by management to refine and detail our operational plan based on the Company's capital raising efforts. We plan to invest in developing our technology infrastructure and platforms to provide clients with the most sophisticated tools designed to maximize the direct-to-door advertising medium, expanded delivery capabilities both domestically and internationally, quality print and fulfillment services, and increased customer support. Our sales and marketing programs will continue to be further expanded and strengthened, allowing greater reach into the advertising community, and improving our competitive positioning.

Additionally, the management team has increased its efforts to build a solid pipeline of potential business, which is anticipated to result in continued revenue growth. Simultaneously, attention is being paid to controlling costs and maintaining margins, even with the continued pressures from higher fuel costs and paper increases.

Roaring Fork Investment

In June 2006, Roaring Fork Capital SBIC, L.P. ("Roaring Fork"), purchased 15,702,652 shares of common stock and a warrant to purchase an additional 3,140,531 common shares at an exercise price of $.016 per share for a total purchase price of $2,000,000 (the "Roaring Fork investment"). We expect to use the proceeds of this investment to reduce our accounts payable, invest in program marketing and sales, improve our information technology system, increase our administrative staff and fund the further development of our La Canasta program.

In connection with the Roaring Fork investment, we also paid an investment fee of $100,000 and issued 942,159 shares of our common stock to First Continental Capital, LP, for their services in connection with the sale. We also paid a fee of $25,000 to Roaring Fork to reimburse their legal expenses.

The Roaring Fork investment agreement requires us to file a registration statement with the SEC to register the shares sold under it within 90 days after the Roaring Fork investment date. The investment agreement also provides Roaring Fork with "piggyback" rights to participate in any future registrations we may file to sell our shares.

The Roaring Fork investment agreement contains certain other covenants and requirements for our business and operations, including the following:

-

We have agreed to hold an annual meeting of shareholders within 120 days after the Roaring Fork investment date, at which we will expand our board of directors to five members and nominate at least three new independent directors who are acceptable to Roaring Fork.

-

At the next meeting of shareholders, we will submit a proposal to effect a one-for-ten reverse stock split of our capital stock. Our directors each delivered irrevocable proxies to Roaring Fork to vote their shares in favor of the reverse stock split. Our directors together with Roaring Fork own enough shares of stock to assure the adoption of the reverse stock split at the meeting.

-

We agreed to obtain key man life insurance policies on our two key executives, Mr. Doyal and Mr. Schell, for $2,000,000 each and to maintain the policies in existence for at least two years. We have not yet obtained the policies but expect to do so within a short time.

-

We granted Roaring Fork a right of first refusal on all future sales of equity securities for two years after the Roaring Fork investment date, pro rata according to their proportionate ownership of our equity.

-

We agreed not to declare or pay any dividends or distributions on our capital stock for two years from the Roaring Fork investment date without the approval of holders of a majority of the stock bought pursuant to the Roaring Fork investment agreement.

-

We agreed not to issue, to employees or consultants, additional shares of stock or options in excess of 40% of the shares of common stock outstanding immediately after the final closing of the offering. We agreed to issue options to purchase 80% of that authorized option pool to our two key employees and to reserve the remaining 20% of the option pool to our remaining employees and consultants.

Roaring Fork is a small business investment company, and in connection with their investment we entered into a Small Business Administration Compliance Agreement which requires us to use the proceeds of the Roaring Fork investment and otherwise conduct our business in accord with regulations adopted by the SBA for operations of small businesses. We believe that the SBA regulations place no material constraints on us which would require us to alter our existing business plan.

In preparation for the Roaring Fork investment, we also issued options to purchase 5,301,681 shares of common stock at $0.13 per share to certain of our key employees in settlement of claims for compensation which was deferred in 2003, 2004, 2005 and 2006. We also issued 1,832,975 shares to creditors in settlement of outstanding indebtedness of $201,627.

Results of Operations for the Three Months Ended June 30, 2006, as Compared to the Three Months Ended June 30, 2005

From inception to June 30, 2006, ADS Media incurred significant net losses from operations. Until the Roaring Fork investment in late June 2006, we have not had funds available from either new investments or cash flow to grow our business as we expected in our marketing plan. Nevertheless, increases in revenue from operations have generally helped to offset the increased operating costs of building our infrastructure. As reflected in our financial statements, large customer orders can cause significant variances in quarter to quarter revenues, both positively impacting results or negatively should any planned work be postponed or even cancelled, or when compared to prior periods. The Company has been working on building a solid base of monthly and quarterly recurring revenue streams; however, typical with the media industry overall, impacts of large orders realized, delayed or cancelled can cause significant fluctuations in revenues realized from period to period.

Revenues. Revenues increased $105,504, or 9%, to $1,264,562 from $1,159,058. The increase was primarily due to continued sales growth from a diverse group of customers, in addition to several large orders from first quarter 2006 being deferred to second quarter 2006, which helped to offset a significant one time delivery of the Company's La Canasta program in 2005.

Cost of goods sold. Cost of goods sold increased $28,944, or 4%, to $759,119 from $730,175. The increase was primarily attributed to a corresponding increase in revenues as discussed above, combined with opportunities to provide higher margin products to our customers.

Gross profit. Gross profit increased $76,560, or 18%, to $505,443 from $428,883. The increase was primarily attributed to the increase in revenues combined with margins improving as a result of the focus on selling products that offer higher gross profit. The gross profit margin percentage increased to 40% from 37%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $433,899, or 135%, to $754,883 from $320,984. The increase was primarily due to an increase in salaries & wages from compensation expense related to the grant of stock options and additional staffing as we build our business and operational infrastructure, along with smaller increases in professional fees associated with the Company's financial statement audits and related regulatory filings and marketing services, and travel and entertainment.

Income (loss) from operations. Income (loss) from operations decreased $357,339 to a loss of $249,440 from income of $107,899. The decrease was primarily due to the increase in administrative expenses, partially offset by the increase in revenues and gross profit.

Other income (expense). Net other expense, the sole component being interest expense, decreased $4,626, or 49%, to $4,839 from $9,465 primarily due to the continued pay-down of outstanding debt obligations.

Income (loss) from before extraordinary item. Income (loss) before extraordinary item decreased $352,713 to a loss of $254,279 from income of $98,434. The decrease was primarily due to the increase in selling, administrative and other operating expenses, partially offset by higher revenues and gross profit.

Extraordinary item. Extraordinary item, the sole component being the gain on extinguishment of liabilities in 2006, was income of $454,740, attributable to the cancellation of deferred compensation and related grant of stock options.

Net income. Net income increased $102,027 to $200,461 from $98,434. The increase in net income was primarily due to the extraordinary gain on extinguishment of liabilities and the increase in revenues and gross profit, partially offset by higher selling, administrative and other operating expenses.

Results of Operations for the Six Months Ended June 30, 2006, as Compared to the Six Months Ended June 30, 2005

Revenues. Revenues decreased $211,814, or 10%, to $1,945,218 from $2,157,032. The decrease was primarily due to a decrease in first quarter 2006 revenue, attributable to customers, who had been steady recurring revenue generators for the past year, including the first quarter of 2005, deferring several large orders to later in 2006.

Cost of goods sold. Cost of goods sold decreased $310,323, or 21%, to $1,158,986 from $1,469,309. The decrease was primarily attributed to a corresponding decrease in revenues as discussed above, combined with opportunities to provide higher margin products to our customers.

Gross profit. Gross profit increased $98,509, or 14%, to $786,232 from $687,723. The increase was primarily attributed to improved margins on a smaller revenue base. The gross profit margin percentage increased to 40% from 32% as management focused sales activity on higher margin opportunities.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $561,773, or 94%, to $1,161,299 from $599,526. The increase was primarily due compensation expense related to the grant of stock options, as well as expenses associated with building our business and operational infrastructure, including salaries and wages, professional fees associated with the Company's financial statement audits and related regulatory filings and marketing services, and travel and entertainment.

Income (loss) from operations. Income (loss) from operations decreased $463,264 to a loss of $375,067 from income of $88,197. The decrease was primarily due to the increase in compensation and administrative expenses, partially offset by the increase in gross profit.

Other income (expense). Net other expense, the sole component being interest expense, decreased $8,097, or 42%, to $11,258 from $19,355 primarily due to the continued pay-down of outstanding debt obligations.

Income (loss) from before extraordinary item. Income (loss) before extraordinary item decreased $455,167 to a loss of $386,325 from income of $68,842. The decrease was primarily due to the increase in selling, administrative and other operating expenses, partially offset by higher gross profit.

Extraordinary item. Extraordinary item, the sole component being the gain on extinguishment of liabilities in 2006, was income of $454,740, attributable to the cancellation of deferred compensation and related grant of stock options.

Net income. Net income decreased $427 to $68,415 from $68,842. The decrease in net income was primarily due to higher selling, administrative and other operating expenses offsetting the extraordinary gain on extinguishment of liabilities and the increase in gross profit.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. However, the Roaring Fork investment in June 2006 provides us the liquidity to invest in building the sales and operational infrastructure to grow our business. Based on this investment, operational plans are being updated, and efforts are underway to expand the sales organization and customer support, invest in marketing and advertising initiatives, expand distribution services, launch proprietary distribution products, and further develop our technology platforms related to delivery.

ADS Media had cash and cash equivalents of $2,051,243 as of June 30, 2006, compared to $446,142 as of December 31, 2005.

Working capital (measured by current assets less current liabilities) at June 30, 2006 was $2,239,063, compared to a deficit of $521,849 at December 31, 2005. This increase in working capital was primarily due to significant increases in cash from the Roaring Fork investment and in prepaid expenses, an increase in accounts receivable, significant decreases in accrued salaries and wages and notes payable, and decreases in accounts payable and accrued liabilities.

Changes in Financial Condition

For the six months ended June 30, 2006, cash used in operating activities totaled $268,219. The use of funds was primarily due to the gain on extinguishment of liabilities, a significant increase in prepaid expenses and other assets and an increase in accounts receivable, partially offset by the compensation expense from issuance of stock options and a significant decrease in accounts payable and accrued expenses. For the six months ended June 30, 2005, cash provided by operating activities totaled $528,765. The provision of funds was primarily due to a significant decrease in accounts receivable, a significant increase in customer advance payments, and our net income, slightly offset by an increase in prepaid expenses and other assets and a decrease in accounts payable and accrued expenses.

For the six months ended June 30, 2006, cash used in investing activities was $2,200, attributed to small capital expenditures. For the six months ended June 30, 2005, cash used in investing activities was $0.

For the six months ended June 30, 2006, cash provided by financing activities totaled $1,875,520 due mainly to the proceeds from the sale of common stock, partially offset by payments on notes payable and capital lease obligations. In 2006 we netted proceeds from the sale of common stock of $1,923,188. We issued no common stock for cash in 2005. For the six months ended June 30, 2005, cash used in financing activities totaled $20,871, due to payments on notes payable and capital lease obligations.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer, who also serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on that evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective as of June 30, 2006. During the time period covered by this report, there were no changes in our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2006 through June 30, 2006, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

-	In May 2006, ADS Media issued 160,915 shares of common stock to consultants upon exercise of stock warrants.

-	In May 2006, ADS Media issued 1,125,488 shares of common stock, at a price of $0.11 per share, to two investors in exchange for reduction of notes payable.

-	In May 2006, ADS Media issued 707,487 shares of common stock, at a price of $0.11 per share, to a 5% shareholder in exchange for reduction of notes payable.

-

In June 2006, ADS Media issued 15,702,652 shares of common stock, at a price of $0.127 per share, to an investment partnership in exchange for cash. In addition, ADS Media issued warrants to purchase up to 3,140,531 shares of common stock at an exercise price of $0.16 per share. This transaction resulted in net proceeds to ADS Media of approximately $1,923,000 (or $0.122 per share). In connection with this investment, ADS issued 942,159 shares of common stock, at a price of $0.127 per share, to a partnership for their services in connection with the sale.

-

In June 2006, ADS Media issued 25,000 shares of common stock, at a negotiated price of $0.36 per share, to a director in exchange for consulting services. In addition, ADS Media issued warrants to purchase up to 25,000 shares of common stock at an exercise price of $0.12 per share.

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

Date: August 21, 2006	ADS MEDIA GROUP, INC.
Clark R. Doyal

By: /s/ Clark R. Doyal
Chief Executive Officer and Chief Accounting Officer

