Form 10QSB
period 2006-09-30
ADS MEDIA GROUP INC
filed 2006-11-13
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2006	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

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

As of September 30, 2006, the registrant had 37,758,763 shares of common stock, par value $0.001, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 1,751,028	$ 446,142
Accounts receivable (net of allowance for doubtful accounts of $53,636 in 2006 and $51,281 in 2005)	664,199	500,122
Prepaid expenses	110,912	57,172
Other current assets	3,244	344

Total current assets	2,529,383	1,003,780

PROPERTY AND EQUIPMENT
Furniture and fixtures	36,146	24,931
Computer equipment	66,399	51,975
Less: accumulated depreciation	(71,042)	(61,135)

Total property and equipment, net	31,503	15,771

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	6,922

TOTAL ASSETS	$ 2,817,808	$ 1,276,473

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2006	2005
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 152,305	$ 271,751
Customer advance payments	3,600	11,050
Accrued salaries and wages	139,847	907,785
Accrued liabilities	68,876	80,855
Accrued liabilities - related party	-	24,514
Due to officer - related party	-	2,942
Notes payable	-	135,653
Notes payable - related party	-	84,499
Other current liabilities	5,210	1,739
Obligations under capital leases	3,317	4,841

Total current liabilities	373,155	1,525,629

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	1,734	4,052

Total liabilities	374,889	1,529,681

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 13,616 and 13,616 shares issued and outstanding, respectively	14	14
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 166 and 166 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 37,758,763 and 19,095,062 shares issued and outstanding, respectively	37,759	19,095
Additional paid-in capital	4,798,724	2,126,685
Accumulated deficit	(2,393,578)	(2,399,002)

Total shareholders' equity (deficit)	2,442,919	(253,208)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 2,817,808	$ 1,276,473

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ 1,157,398	$ 1,798,123	$ 3,102,616	$ 3,955,155

COST OF GOODS SOLD	764,978	1,027,792	1,923,964	2,497,101

Gross profit	392,420	770,331	1,178,652	1,458,054

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	455,495	446,666	1,616,794	1,046,192

Income (loss) from operations	(63,075)	323,665	(438,142)	411,862

OTHER INCOME (EXPENSE)
Interest expense	(372)	(9,698)	(11,630)	(29,053)
Interest and other income	456	-	456	-

Total other income (expense)	84	(9,698)	(11,174)	(29,053)

Income (loss) before income taxes and extraordinary item	(62,991)	313,967	(449,316)	382,809

INCOME TAXES	-	-	-	-

Income (loss) before extraordinary item	(62,991)	313,967	(449,316)	382,809

EXTRAORDINARY ITEM
Gain on extinguishment of liabilities	-	-	454,740	-

NET INCOME (LOSS)	$ (62,991)	$ 313,967	$ 5,424	$ 382,809

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

EARNINGS PER SHARE:

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM, basic	$ (0.00)	$ 0.02	$ (0.02)	$ 0.02

EXTRAORDINARY ITEM, basic	$ -	$ -	$ 0.02	$ -

NET INCOME, basic	$ (0.00)	$ 0.02	$ 0.00	$ 0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	37,758,763	19,080,990	26,239,398	18,978,893

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM, diluted	$ (0.00)	$ 0.02	$ (0.02)	$ 0.02

EXTRAORDINARY ITEM, diluted	$ -	$ -	$ 0.02	$ -

NET INCOME, diluted	$ (0.00)	$ 0.02	$ 0.00	$ 0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	37,758,763	19,149,900	26,239,398	19,047,803

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,424	$ 382,809
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	8,839	24,855
Depreciation expense	9,907	8,356
Issuance of common stock and warrants for services	10,000	18,960
Issuance of warrants in connection with obtaining debt financing	-	2,700
Compensation expense from issuance of stock options	228,244	-
Gain on extinguishment of liabilities	(454,740)	-
(Increase) decrease in assets:
Accounts receivable	(172,916)	56,262
Prepaid expenses and other assets	(56,640)	40,631
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(84,337)	42,103
Customer advance payments	(7,450)	(66,684)

Total adjustments	(519,093)	127,183

Net cash provided by (used in) operating activities	(513,669)	509,992

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(25,639)	(1,873)

Net cash used in investing activities	(25,639)	(1,873)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,923,188	-
Payments on notes payable	(40,653)	(3,341)
Payments on notes payable - related parties	(34,499)	(33,695)
Payments on capital lease obligations	(3,842)	(2,826)

Net cash provided by (used in) financing activities	1,844,194	(39,862)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	1,304,886	468,257

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	446,142	208,860

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,751,028	$ 677,117

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the nine months ended
	2006	2005
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 3,940	$ 13,503

Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of common stock and warrants in exchange for services	$ -	$ 18,960

Issuance of warrants in connection with obtaining debt financing	$ -	$ 2,700

Issuance of stock options in lieu of deferred compensation	$ 741,944	$ -

Application of security deposit to notes payable - related parties	$ -	$ 6,955

Conversion of accounts payable into common stock	$ -	$ 8,000

Conversion of notes payable into common stock	$ 201,627	$ -

Property acquired under capital lease obligations	$ -	$ 8,359

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three and nine month periods ended September 30, 2006 and 2005, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2006 and 2005, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 18,663,701 shares of common stock in exchange for net proceeds of $1,923,188, consulting services of $10,000, exercise of stock warrants, and conversion of notes payable and accrued interest of $201,627.

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

NOTE C - STOCK WARRANTS

During the nine months ended September 30, 2006, holders exercised warrants to purchase 160,915 shares of common stock. The company had recorded $20,919 in expenses related to the issuance of these warrants.

During the nine months ended September 30, 2006, the Company issued warrants to purchase up to 3,140,531 shares of common stock in conjunction with the purchase of common stock. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.16 per share through 2011.

Also during the nine months ended September 30, 2006, the Company issued 25,000 shares of common stock and warrants to purchase up to 25,000 shares of common stock in exchange for consulting services in the amount of $10,000. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.12 per share through 2008.

As of September 30, 2006, a total of 6,061,973 warrants were outstanding at exercise prices ranging from $0.12 to $0.18 per share.

NOTE D - STOCK OPTIONS

In 2006, the Company's Board of Directors adopted a 2006 Stock Option and Incentive Plan which provides for granting stock options and/or restricted stock awards to employees, directors and consultants of the Company as employment incentives. The Board has submitted the Plan to the Company's shareholders for their approval at a shareholders' meeting currently scheduled for December 27, 2006.

During the nine months ended September 30, 2006, the Company granted two key employees non-statutory stock options to purchase a total of 14,773,054 shares of common stock at an exercise price of $0.13 per share under the plan. However, only 3,693,264 (25%) of these options became exercisable and vested immediately on grant. The remaining 75% will become exercisable in equal amounts over the next three years only if the key employees remain employed by the Company and if the company attains certain performance goals. If these options become exercisable, 50% of the options vest upon becoming exercisable, and the remaining 50% vest one year after becoming exercisable. Early vesting provisions apply in the case of a change of control of the corporation. The key employees have not paid any consideration other than their continued service to the Company for these options. These options expire on June 20, 2016.

Also during the nine months ended September 30, 2006, the Company granted non-statutory stock options to purchase 5,301,681 shares of common stock, valued at $327,644, to settle claims for compensation of past services totaling $741,944. These stock options vested immediately, enable the holders to purchase shares of the Company's common stock at an exercise price of $0.13 per share, and expire on June 20, 2016. The Company realized an extraordinary gain of $414,300 related to the issuance of these stock options and cancellation of deferred compensation.

As of September 30, 2006, a total of 20,324,735 stock options were outstanding, at exercise prices ranging from $0.10 to $0.13 per share, of which 9,244,945 were vested and exercisable.

NOTE E - EXTINGUISHMENT OF LIABILITIES

During the nine months ended September 30, 2006, the Company granted certain key employees non-statutory stock options to purchase 5,301,681 shares of common stock, valued at $327,644, in lieu of payment of deferred compensation which they had foregone since 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement 125", a liability is to be derecognized if the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Based upon the signed stock option agreements, whereby the employees legally released the company from its obligation to pay them their deferred compensation, the Company realized an extraordinary gain of $414,300 in the second quarter of 2006 related to the grant of these stock options and cancellation of deferred compensation.

In addition, during the three and nine months ended September 30, 2006, the Company entered into a settlement agreement with a former employee on the payment of deferred compensation, which they had foregone from 2003 through 2006 while an employee of the company, for payments totaling $181,884. Based upon the signed release agreement and in accordance with SFAS No. 140, whereby the employee legally released the company from its obligation to pay them their full deferred compensation, effective in the second quarter of 2006, the Company revalued the deferred compensation liability to this former employee and realized an extraordinary gain of $40,440 related to the cancellation of deferred compensation.

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

On July 2, 2004, RR Donnelley Receivables, Inc., sued ADS to collect a sworn account in the amount of $28,504, plus attorney fees and expenses. ADS responded with a general denial and a counterclaim for breach of contract regarding a partnership with the plaintiff in Mexico. In November 2005, the counterclaim was dismissed on jurisdictional grounds. The suit on the sworn account remains pending, but no activity has taken place since November 2005. These amounts have been accrued for in these financial statements.

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

The Company recorded $0 and $228,244, respectively, in compensation expense relating to share-based payments in the three and nine month periods ended September 30, 2006.

NOTE H - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, the Company issued 25,000 shares of common stock and warrants to purchase up to 25,000 shares of common stock to a director in exchange for consulting services.

NOTE I - SUBSEQUENT EVENTS

In October 2006, the Company issued 16,644,811 shares of common stock in exchange for net proceeds of approximately $1,875,000.

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

Also, in October 2006, the Company issued warrants to purchase up to 3,140,531 shares of common stock in conjunction with the purchase of common stock. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.16 per share through 2011.

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

During the third quarter of 2006, revenues declined from same quarter performance in 2005, and from the previous quarter's results. We experienced an increasing number of smaller delivery orders providing a moderate level of margins. These margins were generally lower than those experienced in the same quarter of 2005, due to a very sizable set of orders from a single customer in 2005. As well, there were several large delivery projects expected to launch during this year's reporting period that have been delayed until 4th quarter 2006 and early 2007.

Having completed and received the first round of equity funding prior to the second quarter end, and the second round of equity funding subsequent to the third quarter end, management has set about installing the operational infrastructure needed to support the Company's projections of increased production and delivery requirements. This includes expanding the sales force nationally and developing our customer service department.

We further strengthened our financial and accounting organization by entering into a consulting arrangement with Tatum, LLC for interim CFO and Controllership support.

Our sales and marketing programs will continue to be further expanded and strengthened, allowing greater reach into the advertising community, and improving our competitive positioning.

Additionally, the management team has increased its efforts to build a solid pipeline of potential new business accounts. This will be further enhanced by the expansion of the Company's sales force. The combined growth in new business customers, along with the delayed orders anticipated delivering later this year and early 2007, have positioned the Company for solid future growth. Simultaneously, attention is being paid to controlling costs and maintaining margins, even with the continued pressures from higher fuel costs and paper price increases.

ADS has officially hired Flowers & Partners, Inc., based in Dallas, TX, as the Company's Advertising Agency of Record. Flowers will have responsibility for the Company's brand positioning and messaging. This will include supporting the Company's advertising executions and related marketing plans going forward. ADS has also retained Pfeiffer High Investor Relations, Inc., to handle our investor relations requirements.

Results of Operations for the Three Months Ended September 30, 2006, as Compared to the Three Months Ended September 30, 2005

From inception to September 30, 2006, ADS Media incurred significant net losses from operations. Until the Roaring Fork Capital SBIC, LP ("Roaring Fork") investment in late June 2006, we have not had funds available from either new investments or cash flow to grow our business as we expected in our original marketing plan. Nevertheless, increases in revenue from operations have generally helped to offset the increased operating costs of building our infrastructure. As reflected in our financial statements, large customer orders can cause significant variances in quarter to quarter revenues, both positively impacting results or negatively should any planned work be postponed or even cancelled, or when compared to prior periods. The Company has been working on building a solid base of monthly and quarterly recurring revenue streams; however, typical with the media industry overall, impacts of large orders realized, delayed or cancelled can cause significant fluctuations in revenues realized from period to period.

Revenues. Revenues decreased $640,725, or 36%, to $1,157,398 from $1,798,123. In the third quarter of 2005 a customer conducted several significant, one-time marketing campaigns. These campaigns were not repeated in 2006.

Cost of Goods Sold. Cost of goods sold decreased $262,814, or 26%, to $764,978 from $1,027,792. The decrease was primarily attributed to a corresponding decrease in revenues as discussed above, combined with higher margins realized on the customer's significant, one-time marketing campaigns in 2005.

Gross Profit. Gross profit decreased $377,911, or 49%, to $392,420 from $770,331. The decrease was primarily attributed to the decrease in revenues and gross margins as discussed above. The gross profit margin percentage decreased to 34% from 43%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased by only about 2% from the third quarter of 2005 to 2006. The increase was primarily due to an increase in professional fees associated with the Company's financial operations and marketing services.

Income (loss) from operations. We lost $63,075 from operations in the third quarter of 2006, compared to income from operations of $323,665 in the same period in 2005. The loss reflects the absence of the significant campaigns in the third quarter of 2006 compared to 2005.

Other income (expense). Net other expense, the primary component being interest expense, was negligible in the third quarter of 2006. We repaid nearly all of our remaining debts with the proceeds of the June 2006 equity investment and received a small amount of interest prior to the end of the quarter from the investment proceeds.

Net income (loss). Net income (loss) decreased $376,958 to a loss of $62,991 from income of $313,967. The decrease was primarily due to lower revenues and gross profit, along with the increase in selling, administrative and other operating expenses.

Results of Operations for the Nine Months Ended September 30, 2006, as Compared to the Nine Months Ended September 30, 2005

Revenues. Revenues decreased $852,539, or 22%, to $3,102,616 from $3,955,155. The decrease was primarily due to a customer conducting several significant, one-time marketing campaigns in third quarter 2005, and to a lesser extent from a decrease in revenue attributable to customers, who had been steady recurring revenue generators in 2005, deferring several large orders to later in 2006 and into 2007.

Cost of Goods Sold. Cost of goods sold decreased $573,137, or 23%, to $1,923,964 from $2,497,101. The decrease was primarily attributed to a corresponding decrease in revenues as discussed above, while opportunities to provide higher margin products to our customers in 2006 were offset by higher margins realized on a customers' significant, one-time marketing campaigns in 2005.

Gross Profit. Gross profit decreased $279,402, or 19%, to $1,178,652 from $1,458,054. The decrease was primarily attributed to the decrease in revenues. Our gross profit margin percentage increased slightly to 38% from 37%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $570,602, or 55%, to $1,616,794 from $1,046,192. The increase was primarily due to compensation expense related to the grant of stock options, as well as expenses associated with building our business and operational infrastructure, including salaries and wages, professional fees associated with the Company's financial operations and marketing services, and travel and entertainment.

Income (loss) from operations. Income (loss) from operations decreased $850,004 to a loss of $438,142 from income of $411,862. The decrease was primarily due to the increase in compensation and administrative expenses, as well as the decrease in revenues and gross profit.

Other income (expense). Net other expense, the primary component being interest expense, decreased $17,879, or 62%, to $11,174 from $29,053 primarily due to the continued pay-down of outstanding debt obligations.

Income (loss) before extraordinary item. Income (loss) before extraordinary item decreased $832,125 to a loss of $449,316 from income of $382,809. The decrease was primarily due to the increase in selling, administrative and other operating expenses, in addition to the decrease in gross profit.

Extraordinary item. A one time gain on extinguishment of liabilities resulted in income of $454,740 in 2006, attributable to the cancellation of deferred compensation and related grant of stock options.

Net income. Net income decreased $377,385 to $5,424 from $382,809. Net income decreased primarily due to higher selling, administrative and other operating expenses and the decrease in gross profit offsetting the extraordinary gain on extinguishment of liabilities.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily from cash flow and through financing activities including private loans and raising capital through equity investments from individual investors. However, the $2,000,000 Roaring Fork investment in June 2006 and the additional $2,000,000 Charter ADS Media, L.P. ("Charter ADS") investment in October 2006, provide us the liquidity to invest in building the sales and operational infrastructure to grow our business. Based on these investments, operational plans are being updated, and efforts are underway to expand the sales organization and customer support, invest in marketing and advertising initiatives, expand distribution services, launch proprietary distribution products, and further develop our technology platforms related to delivery.

ADS Media had cash and cash equivalents of $1,751,028 as of September 30, 2006, compared to $446,142 as of December 31, 2005. The current cash on hand results from funds provided by the Roaring Fork equity investment which have yet to be deployed in our business.

Working capital (measured by current assets less current liabilities) at September 30, 2006 was $2,156,228, compared to a deficit of $521,849 at December 31, 2005. This increase in working capital was primarily due to a significant increase in cash from the Roaring Fork investment, increases in accounts receivable and prepaid expenses, significant decreases in accrued salaries and wages and notes payable, and a decrease in accounts payable.

Changes in Financial Condition

For the nine months ended September 30, 2006, cash used in operating activities totaled $513,669. The use of funds was primarily due to the gain on extinguishment of liabilities, increases in accounts receivable and prepaid expenses and other assets, and a decrease in accounts payable and accrued expenses, partially offset by the compensation expense from issuance of stock options. For the nine months ended September 30, 2005, cash provided by operating activities totaled $509,992. The provision of funds was primarily due to our net income, and to a lesser extent decreases in accounts receivable and prepaid expenses and other assets and an increase in accounts payable and accrued expenses, slightly offset by a decrease in customer advance payments.

For the nine months ended September 30, 2006, cash used in investing activities was $25,639 primarily due to the purchase of computer equipment, furniture and fixtures and office equipment. For the nine months ended September 30, 2005, cash used in investing activities was $1,873 for small capital expenditures.

For the nine months ended September 30, 2006, cash provided by financing activities totaled $1,844,194 due mainly to the proceeds from the sale of common stock, partially offset by payments on notes payable and capital lease obligations. In 2006 we netted proceeds from the sale of common stock of $1,923,188. We issued no common stock for cash in 2005. For the nine months ended September 30, 2005, cash used in financing activities totaled $39,862 primarily due to payments on notes payable.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer, who also serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on that evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective as of September 30, 2006. During the time period covered by this report, there were no changes in our internal control over financial reporting.

From the third quarter of 2003 through the third quarter of 2006, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our quarterly and annual reports with the SEC on time for fiscal 2003, 2004 or the first three quarters of 2005. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. We filed all past due reports with the SEC in the first quarter of 2006. Our 2005 annual report and our quarterly reports for the first three quarters of 2006 have been timely filed, but the lack of a separate CFO and CEO still constitutes a material weakness in internal control.

We have recently retained the services of Tatum, LLC, to provide interim CFO and Controllership support, to assist in improving our controls and procedures for future reporting periods.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Roaring Fork and Charter ADS Investment

In June and October 2006, we sold a total of 31,405,304 shares of common stock and warrants to purchase an additional 6,281,062 common shares at an exercise price of $.16 per share for a total purchase price of $4,000,000 to two investors (the "2006 investment"). We are using the proceeds of this investment to reduce our accounts payable, invest in program marketing and sales, improve our information technology system, increase our administrative staff, fund the further development of our La Canasta program and add to working capital. The investments were made by Roaring Fork and Charter ADS who are now our two largest shareholders and together own more than 65% of our common stock, including stock they may acquire on the exercise of warrants.

In connection with the 2006 investment, we also paid an investment fee totaling $225,000 plus reimbursable expenses and issued 1,884,318 shares of our common stock to First Continental Capital, LP, for their services in connection with the sale. In addition, we paid $25,000 to Roaring Fork to reimburse their legal expenses and agreed to reimburse Roaring Fork for additional legal expenses incurred to revise our agreement with them. We also agreed to reimburse Charter ADS up to $25,000 for their legal expenses.

The original agreement, executed in June 2006 when Roaring Fork made its $2 million investment, was amended and restated in October 2006 when Charter ADS made its $2 million investment. As amended, the 2006 investment agreement contains the following covenants and requirements for our business and operations:

*

We have agreed to hold an annual meeting of shareholders at which we will expand our board of directors to five members and nominate at least three new independent directors who are acceptable to Roaring Fork and Charter ADS.

*

Charter ADS has the right to designate a sixth member to be appointed to the board by the remaining directors within four months of its investment (by February 25, 2007). If Charter ADS elects to designate a board member, it will continue to have the right to designate one board member for so long as it owns at least 10% of our outstanding stock. We do not expect that this board member will be designated, if at all, in time to stand for election or re-election at the 2006 shareholders' meeting, so the first opportunity for shareholders to vote on this board member will be at the 2007 shareholders' meeting.

*	Roaring Fork has the right, until November 30, 2009, to designate one observer to attend meetings of our board and board committees and receive board and committee meeting materials at our expense.
*

We agreed to submit a proposal to effect a reverse stock split of our capital stock at the next meeting of shareholders. The exact ratio of the reverse split is yet to be determined but will be in a range between one for five and one for ten shares of our capital stock outstanding immediately prior to the reverse split. Our directors each delivered irrevocable proxies to Roaring Fork to vote their shares in favor of the reverse stock split. Our directors together with Roaring Fork own enough shares of stock to assure the adoption of the reverse stock split at the meeting.

*	We agreed to obtain key man life insurance policies on our two key executives, Mr. Doyal and Mr. Schell, for $2,000,000 each and to maintain the policies in existence until at least November 30, 2008.
*

We granted the investors under the 2006 investment agreement a right of first refusal on all future sales of equity securities prior to November 30, 2008, pro rata according to their proportionate ownership of our equity.

*

We agreed not to declare or pay any dividends or distributions on our capital stock prior to November 30, 2008, without the approval of holders of a majority of the stock bought pursuant to the 2006 investment agreement.

*

We agreed not to issue, to employees or consultants, additional shares of stock or options pursuant to our employee stock option plan in excess of 40% of the shares of common stock outstanding immediately after the final closing of the offering (21,788,994 option shares) prior to November 30, 2008, without the consent of any purchaser of the 2006 investment who, at the time of the issuance, owns at least 10% of our fully diluted common stock. We agreed to issue options to purchase 80% of that authorized option pool (17,431,194 shares) to our two key employees and to reserve the remaining 20% of the option pool (4,357,799 shares) to our remaining employees and consultants.
*

We agreed not to issue any equity security, including debt securities convertible into equity, with rights or preferences senior to our common stock without the approval of holders of a majority of the stock bought pursuant to the 2006 investment agreement prior to November 30, 2008.

We agreed to file one or more registration statements with the SEC to register the securities we sold under the 2006 investment agreement. The investment agreement also provides the 2006 investors with "piggyback" rights to participate in any future registrations we may file to sell our shares.

We have scheduled our annual meeting of shareholders for December 2006, at which we intend to elect new directors and vote on the reverse stock split in accordance with the 2006 investment agreement.

Roaring Fork is a small business investment company, and in connection with their investment we entered into a Small Business Administration Compliance Agreement which requires us to use the proceeds of the 2006 investment and otherwise conduct our business in accord with regulations adopted by the SBA for operations of small businesses. We believe that the SBA regulations place no material constraints on us which would require us to alter our existing business plan.

In preparation for the 2006 investment, we also issued options to purchase 5,301,681 shares of common stock at $0.13 per share to certain of our key employees in settlement of claims for compensation which was deferred in fiscal years 2003 through 2006. We also issued 1,832,975 shares to creditors in settlement of outstanding indebtedness of $201,627.

We believe that the 2006 investment will enable us to hire necessary accounting and management personnel and to greatly expand our marketing program.

ITEM 6. EXHIBITS

10.1

Amended and Restated Common Stock and Warrant Purchase Agreement dated June 16, 2006, as amended and restated on October 25, 2006, incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on October 31, 2006

10.2

Addendum to Restated Common Stock and Warrant Purchase Agreement dated October 25, 2006, incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission on October 31, 2006

10.3	Warrant Agreement dated October 25, 2006, incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on October 31, 2006
10.4

Non-Statutory Stock Option Agreement between the Company and James D. Schell (June 16, 2006) , incorporated by reference to Exhibit 3.4 of the Form 8-K filed with the Securities and Exchange Commission on October 31, 2006

10.5

Non-Statutory Stock Option Agreement between the Company and Clark R. Doyal (June 16, 2006) , incorporated by reference to Exhibit 3.5 of the Form 8-K filed with the Securities and Exchange Commission on October 31, 2006

10.6

Non-Statutory Stock Option Agreement between the Company and James D. Schell (October 25, 2006) , incorporated by reference to Exhibit 3.6 of the Form 8-K filed with the Securities and Exchange Commission on October 31, 2006

10.7

Non-Statutory Stock Option Agreement between the Company and Clark R. Doyal (October 25, 2006) , incorporated by reference to Exhibit 3.7 of the Form 8-K filed with the Securities and Exchange Commission on October 31, 2006

10.8+	Employment agreement between ADS Media and Clark R. Doyal.
10.9+	Employment agreement between ADS Media and James D. Schell
31.1+	Certification of the Chief Executive Officer and Chief Financial Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed with this Form 10-QSB

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2006	ADS MEDIA GROUP, INC.
Clark R. Doyal

By: /s/ Clark R. Doyal
Chief Executive Officer and Chief Financial Officer

