Form 10KSB
period 2006-12-31
ADS MEDIA GROUP INC
filed 2007-04-02
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249-3426
(Address of principal executive offices)

Issuer's telephone number: (210) 655-6613

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes   [   ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The issuer's revenues for the fiscal year ended December 31, 2006, were $4,824,614.

The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 28, 2007, was $8,160,650, based on that day's closing price quotation on the OTC Bulletin Board.

The number of shares of the registrant's common stock outstanding as of February 28, 2007, was 10,880,867.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

		Page
PART I		1

Item 1	Description of Business	1

Overview	1
Plan of Operation	1
Marketing and Distribution	3
Technology Systems Development	4
Market Overview	4
Competition	5
Recent Equity Investment	5
Employees	6

Item 2	Description of Property	6
Item 3	Legal Proceedings	6
Item 4	Submission of Matters to a Vote of Security Holders	7

PART II		7

Item 5	Market for Common Equity and Related Stockholder Matters	7

Dividend Policy	8
Securities Authorized For Issuance Under Equity Compensation Plans	8
Recent Sales of Unregistered Securities	8

Item 6	Management's Discussion and Analysis or Plan of Operation	9

Risk Factors and Cautionary Statements	9
Company Development	9
Critical Accounting Policies	10
Results of Operations for the Year Ended December 31, 2006, as Compared to the Year Ended December 31, 2005	11
Liquidity and Capital Resources	12
Changes in Financial Condition	12
Commitments	12
Seasonality	13

Item 7	Financial Statements	13
Item 8	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	13
Item 8A	Controls and Procedures	13

PART III		13

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	13
	Director and Officer Profiles	14
	Section 16(a) Beneficial Ownership Reporting Compliance	15
	Audit Committee	15
	Compensation Committee	15
	Code of Conduct	15
Item 10	Executive Compensation	15
	Outstanding Equity Awards at Fiscal Year-End	17
	Director Compensation	19
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 12	Certain Relationships and Related Transactions	21
Item 13	Exhibits	21
Item 14	Principal Accountant Fees and Services	22

SIGNATURES		23

CONSOLIDATED FINANCIAL STATEMENTS		F-1

PART I

Item 1. Description of Business

Overview

ADS Media Group, Inc. ("we", "us", "our" or the "Company"), through our wholly owned subsidiary, Alternative Delivery Solutions, Inc. ("ADS"), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery.  Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, we provide our clients access to full service direct marketing, printing, list procurement, database management, and fulfillment.  Our management is combining their expertise and relationships in direct marketing with sophisticated demographic mapping, tracking, and verification technology to deliver high quality direct marketing services.  We are based in San Antonio, Texas, and serve customers throughout the United States.

Plan of Operation

ADS is a marketing solutions company that happens to provide door distribution services as our primary offering. It is this point of differentiation that separates us from the traditional door delivery marketing company, and allows us to acquire business from the most recognized names in the United States, as well as top advertising agencies. We have set out to develop national door direct delivery capabilities that can provide scale and a high degree of reliability, sophisticated geo-demographic targeting and mapping capabilities, the full suite of production and mailing services, and proprietary product solutions in addition to providing single client specific campaign support. This past year, we have touched on every one of these key components of our business model and have successfully demonstrated that they are sound strategies capable of producing substantial revenue growth with healthy margins.

Building upon the capabilities of commercially available mapping software, ADS has developed proprietary programs that accelerate the time involved in this part of the planning process, thereby enabling our customers with time sensitive data to bring their campaign to market much sooner. Also, these proprietary programs have kept our overhead costs associated with mapping to a minimum, which improves margins. For example, a client with multiple locations across the country can receive information specific to each location in a matter of hours or even minutes, utilizing our front end mapping engines. This work used to take days, and even weeks, requiring extensive manual intervention. Speed to market is critical for our clients, and we are able to provide them with the quick turnaround they need as a result of our proprietary front end systems, combined with the latest in commercially available mapping software.

Our clients also want turn-key services that include printing of their materials. We have established relationships with prominent print organizations, that when combined with competitive pricing, allow our clients one stop shopping for their door direct advertising needs. In dealing directly with client marketing organizations, or with the agencies that represent them, this total solution approach has resulted in generating more revenue, while increasing client satisfaction.

In its five year history, ADS experienced net losses in 2001 through 2003 and basically broke even in 2004. During 2005, ADS experienced the best financial performance since the inception of the Company, primarily driven by strong sales performance of door delivery programs. A large percentage of the clients throughout 2005 represented repeat business, with some having placed monthly orders since the fourth quarter of 2004. Other clients were less frequent in their order rate; however, a few had been advertising with us for over three years. The fiscal year ended December 31, 2005 was the first fiscal year in which we realized a significant net profit.

In fiscal 2006, we experienced an increase in the number of smaller delivery orders, along with certain new large volume programs that would potentially have had significant positive impact on the year's results. However, the first quarter revenue was below the prior year's first quarter. A large retail client agreed to sponsor the launch of a "trial" advertising cooperative door to door delivery program during the second through fourth quarters of 2006, requiring management's focus to initiate the program internally and externally. This program was scheduled to include four deliveries, approximately two months apart, of 500,000 poly-bags containing advertising and samples for the sponsor's suppliers, along with their own advertising messages, targeting both small businesses and the residential homes surrounding the sponsor's locations.

The launch of the retail cooperative, which occurred in the second quarter, was successful, however, the sponsor elected to terminate the program, rather than continue the trial for the remaining three drops in 2006. The initial launch, combined with larger volume delivery orders and continued influx of smaller delivery orders, resulted in a strong second quarter which offset much of the first quarter revenue shortfall. We began to see, however, a delay in the launch date of certain other large volume programs.

During the third quarter of 2006, revenues declined from same quarter performance in 2005, and from the previous quarter's results. An increasing number of smaller delivery orders provided a relatively moderate level of margins. These margins were generally lower than those experienced in the same quarter of 2005, due to a very sizable set of orders with relatively higher margins from a single customer in 2005. As well, there were several large delivery projects expected to launch during the third quarter of 2006 that were delayed by the customer until fourth quarter 2006 and early 2007.

Fourth quarter sales were very strong, with sales from a couple of new customers with good long term potential for growth, and the delivery of orders from one particularly large customer that had been previously delayed. Revenue levels of 2006 did not match those of 2005 (down approximately 12%), but we believe that the list of new and recurring customers entering 2007 is solid.

We continue to establish ourselves as a recognized alternative delivery provider, capable of handling high volume door delivery programs across the country, along with providing support services that include printing of advertising material and fulfillment services. We continue to expand our delivery capabilities, including the delivery of materials on an address specific basis, as well as our traditional saturation approach. Typically, door distribution is done on a saturation basis, delivering all addresses within a given geographic area. We have now proven that certain addresses can be suppressed within the saturation area, allowing for more targeted distribution. This also allows for another delivery product option that customers can take advantage of, depending on their individual marketing needs.

We plan to continue to focus on the Hispanic market segment. During 2004 and 2005, we developed and delivered several bi-lingual campaigns for clients. In the last half of 2004, and again in the second quarter of 2005, we performed a trial launch of our La Canasta de Valores, a door delivered advertising cooperative targeting the Hispanic consumer. La Canasta features a festive colored, branded poly-bag containing advertising inserts and samples, delivered to Hispanic neighborhoods with high concentration of Hispanic consumers. La Canasta provides advertisers with a unique and effective print media option to reach the Hispanic consumer, not currently available nationally in a direct-to-door format. The program's translated name, "The Basket of Values", was initially developed in 2002, and relied on securing a "sponsor" advertising client in order to fund production costs for each program. Typically, a sponsor pays for the cost of the program and is given advertising placement both in and on the delivery bag. A sponsor also receives limited exclusivity rights, plus input on the areas delivered, quantity and frequency of deliveries.

In 2005, we were fortunate to be approached by an agency of a large wireless carrier to act as the "sponsor" on a trial basis. The delivery area consisted of high density Hispanic neighborhoods in select markets throughout California, Texas, Arizona, and Illinois. A total of 4 delivery drops of 1 million households each were delivered. Despite a very short production window, we were able to secure additional ride-a-long advertisers. Feedback from the sponsor and the participating advertisers was positive. The difficulty we experienced in securing the sponsor in a more permanent relationship was their reluctance to enter into a long term commitment, combined with the uncertainties brought about by a merger transaction.

In 2006, we decided to develop La Canasta as a regularly scheduled program with ADS as the "sponsor". An individual with extensive knowledge and experience in the Hispanic market was brought on board as a VP Marketing and Sales, Hispanic Market, to design and spearhead this revised program. The new program is now scheduled to launch in August of 2007, targeting 1 million Hispanic households each in Texas and California.

The benefit of cooperatives is the opportunity to grow programs that result in recurring deliveries and revenue streams, with generally higher margins. Also, once they are established, the operational processes can become routine, and efficiencies can be realized in both cost and resource deployment. Similar to La Canasta, ADS has the capability to provide clients with their own direct to door advertising cooperative program targeting specific trade areas or demographics. In this situation, the client is the "sponsor" of their own program, and has the ability to define the entire program based on their individual needs.

Event driven marketing promotions such as grand openings continue to be a part of our business. Our advertisers, especially those in retail and wireless communications, used direct-to-door advertising to announce their new locations and opening dates. During 2006, we continued to demonstrate the effectiveness of the door medium to generate traffic into new store locations. We continue to believe that, as large national retail chains and national communication companies expand into new areas, the need for grand opening support will be strong for years to come. We will continue to focus on these, and other, event driven, promotional opportunities.

Seeking external sources of funds to accelerate growth of the business required a large portion of management's focus during 2006. As a result, we completed a first round of equity funding during the second quarter of the year, and a second round of equity funding during the fourth quarter. Management has set about installing the operational infrastructure needed to support the our projections for growth. This includes strengthening of the internal financial and accounting functions, developing our technology infrastructure, expanding the sales force nationally, establishing a formal customer service department, and enhancing our distribution resources. Additionally, the management team has increased its efforts to build a solid pipeline of potential new business accounts. The combined growth in new business customers, along with the delayed large orders anticipated for delivery in 2007, have positioned us well for solid future growth.

Marketing and Distribution

During 2006, ADS adopted the trade name ADS Direct Media, designed a new logo, and developed new marketing materials. We believe that this new name and related materials will better present the full-line capabilities of ADS Direct Media.

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

In 2006, we continued to develop new channel partners, especially with general market and Hispanic advertising agencies. An individual with extensive knowledge and experience in the Hispanic market was brought on board as a VP Marketing and Sales, Hispanic Market. Besides having direct responsibility for launching the redefined La Canasta program, this individual, through her business associations, has helped raise our visibility within the national Hispanic market. Many contacts have been pursued, which should prove beneficial for the Company in many ways beyond La Canasta.

Advertising agencies are always looking for new print media alternatives. Though door direct has been an established media long before television and radio, it is considered a new media alternative. Declining response rates and higher costs associated with traditional media have forced advertisers and their agencies to look for ways to generate better returns on the media dollar invested.

We still have sales being generated from commercial printers, another of our channel partners, though less of our focus is allocated to this area. Instead, we have found other opportunities to develop new channel partners that will provide us with better reach into the retail and consumer packaged goods sectors.

We have done very little in the way of advertising our services through key trade publications, participation in trade shows, and by generating external public relations. Instead, our focus was on deriving revenues from our channel partners and directly with clients.

The increase in sales and volume has necessitated that we continue to develop new delivery sources nationally and now internationally. We have clients that are indeed requesting international delivery service. The key is to expand capacity while maintaining the quality of delivery. To that end, we continue to develop our internal distribution resources and to develop new means of performing delivery verification. This is a major priority of the Company as it continues to implement its core business strategies. Our goal is to build upon our already extensive national distribution network in order to provide the best possible service to our customers.

Technology Systems Development

During 2006, we continued to invest in developing our geo-demographic mapping capabilities. We successfully developed and launched new proprietary software that automates much of the actions and labor required during the mapping process. This proprietary software was designed not only to reduce the man-hours associated with these activities, but just as importantly, to provide our customers with a tool that would allow them to be involved in determining their own delivery footprint. We recognized that our clients were requesting more involvement in determining the actual delivery areas for their campaigns. This has been especially important for large franchised operations, such as the retail fast food industry. In these instances, the corporate marketing groups and their advertising agencies want to allow franchisees control in determining both the delivery area and their costs, relative to budget, for these types of campaigns. We now have the capability to provide them with a tool that allows them to manage their own campaigns - to determine delivery area, the type of message/offer used, and the scheduling of distribution. This benefits us as well, by offsetting the labor costs associated with the development of delivery maps for these types of campaigns, and allows faster turnaround in the client planning process. It also provides a user friendly environment for our clients.

We continued to explore new global positioning technology to augment the delivery verification process. Still, the expense associated with implementing this technology at times makes these solutions cost prohibitive. However, we anticipate that cost will continue to go down as the technology evolves, eventually providing a consistently cost effective means for supplementing our delivery verification protocols, translating into greater delivery assurance for our clients.

In 2003, we launched our website on the Internet, www.adsmediagroup.com. The site includes corporate information about us and our management and directors, as well as the ability to download filings with the SEC and press releases issued by the company. Additionally, the website provides descriptions and schedules of our services and products for shareholders, media industry analysts and new customers, as well as a password protected extranet for existing customers to track their jobs. During 2006, we adopted the trade name ADS Direct Media, designed a new logo, and developed new marketing materials. Work is in process to reflect all of these new changes in the website, which we hope to complete in the first quarter of 2007.

Market Overview

Ever increasing postage rates, combined with lower response from direct mail programs, have created an ideal market opportunity for door distribution programs. Similarly, newspapers are seeing declines in readership. The percentage of adults reading the Sunday newspaper has gone down each year, from 2000 through 2006. The Hispanic population is the fastest growing segment of the population according the U.S. Census Bureau; however, the total number of Hispanics reading the Sunday newspaper has also gone down each year since 2000, representing only 34.5% of the identified adult Hispanic population in 2006[1]. Meanwhile, rates for newspaper advertising continue to rise.

1Source: Scarborough Research Top 50 Market Reports 1998-2006, Sunday Newspaper Research Trends - Race/Ethnicity

Advertisers are looking for better reach and return, and alternate delivery provides both. We have access to a national network of delivery resources, providing door-to-door delivery, and can extend this reach utilizing other delivery vendors capable of supplementing the existing delivery network on a city specific basis. Depending on customer requirements, delivery can be performed anywhere in the United States, Mexico, Canada, and Puerto Rico. We are working to expand our delivery capabilities internationally to Europe, Asia, and Australia.

We believe that our ability to offer both direct mail and alternate delivery programs gives us a distinct competitive advantage. The vast majority of alternate delivery companies only provide door distribution services, and the same is true with companies in the direct mail business. We have assembled a network of strategic partnerships and vendor relationships that allow it the flexibility to provide customized solutions to meet any direct marketing need a client may have. These capabilities make it possible to provide event marketing services and directory distribution as well.

Competition

The advertising market in general, and the alternative delivery market specifically, are highly competitive, with a proliferation of existing groups at local and regional levels, offering similar services to ours. In addition to being highly competitive, both of these markets are subject to rapid innovation and technological change, shifting consumer preferences and frequent new product and service introductions. Additionally, competition exists from traditional products and services offered through other marketing mediums and channels, such as newspaper, other print media, television, radio, billboard and internet sites.

While we believe that we can develop a market niche and differentiate ourselves from our competition by providing customers with the ability to deliver their marketing and advertising in multiple geographic markets and benefit from dealing with one firm (ADS) instead of many individual firms in every geographic market where deliveries are desired, we may be susceptible to attempts by others to duplicate our efforts. It is possible that other parties with greater resources will be able to replicate, or improve upon, our business concepts and become market leaders, potentially reducing our future earnings and business opportunities.

Recent Equity Investment

In June and October 2006, Roaring Fork Capital SBIC, L.P. ("Roaring Fork") and Charter ADS Media, L.P. ("Charter ADS"), respectively, purchased an aggregate of 6,281,062 shares of common stock and a warrant to purchase an additional 1,256,214 common shares at an exercise price of $0.80 per share for a total purchase price of $4,000,000 (the "2006 venture capital investment"). We used part of the proceeds of these investments to reduce our accounts payable, and we expect to use the remainder to invest in program marketing and sales personnel, improve our information technology system, increase our administrative staff and fund the further development of our La Canasta program.

In connection with the 2006 venture capital investment, we also paid investment fees of $225,000 and issued 376,864 shares of our common stock to First Continental Capital, LP, for their services in connection with the sale and paid $50,000 to the 2006 investors to reimburse their legal expenses.

The 2006 venture capital investment agreement, as amended, required us to file a registration statement with the SEC to register 500,000 of the shares sold under it by February 14, 2007 and to register the remaining shares sold under it during the remainder of 2007 as market and regulatory conditions permit. The investment agreement also provides the 2006 investors with "piggyback" rights to participate in any future registrations we may file to sell our shares.

The 2006 venture capital investment agreement contained certain other covenants and requirements for our business and operations, including the following:

-	We expanded our board of directors to five members and elected three independent directors who are acceptable to the 2006 investors.
-	We adopted a one-for-five reverse stock split of our capital stock.

-	We obtained key man life insurance policies on our two key executives, Mr. Doyal and Mr. Schell, for $2,000,000 each and agreed to maintain the policies in existence for at least two years.
-

We agreed not to declare or pay any dividends or distributions on our capital stock prior to November 30, 2008, without the approval of holders of a majority of the stock bought pursuant to the 2006 venture capital investment agreement.

-

We agreed not to issue, to employees or consultants, additional shares of stock or options in excess of 40% of the shares of common stock outstanding immediately after the final closing of the offering. We agreed to issue options to purchase 80% of that authorized option pool to our two key employees and to reserve the remaining 20% of the option pool for our remaining employees and consultants.

Roaring Fork is a small business investment company, and in connection with their investment we entered into a Small Business Administration Compliance Agreement which requires us to use the proceeds of the 2006 venture capital investment and otherwise conduct our business in accord with regulations adopted by the SBA for operations of small businesses. We believe that the SBA regulations place no material constraints on us which would require us to alter our existing business plan.

In preparation for the 2006 venture capital investment, we also issued options to purchase 1,060,338 shares of common stock at $0.65 per share to certain of our key employees in settlement of claims for compensation which was deferred in 2003, 2004, 2005 and 2006. We also issued 366,597 shares to creditors in settlement of outstanding indebtedness of $201,627.

Employees

On December 31, 2006, ADS Media and its subsidiary had nineteen full-time employees, including eleven in sales and marketing, three in distribution and fulfillment services and five in general and administrative functions. In addition, we routinely engage outside contractors to perform fulfillment and distribution operations.

Item 2. Description of Property

ADS leases approximately 6,600 square feet of office/warehouse space at 12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249.  The lease is for a period of three (3) years and five (5) months ending in September 2008. We own no real property.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

An annual shareholders meeting was held on December 27, 2006, in San Antonio, Texas. The following matters were submitted to a vote of the shareholders:

1.	Electing five directors to serve for the ensuing year;

2.	Granting authority to our board of directors to amend our articles of incorporation to effect a reverse stock split in a range of between one share for each five shares to one share for each ten shares of common and preferred stock outstanding immediately prior to the effective date of the reverse split, with the exact ratio of the reverse split to be determined by our board in their discretion at a later date; and

3.	Approving the 2006 Stock Option and Incentive Plan.

See item 9. Directors, Executive Officers, Promoters and Control Persons for list of directors elected at the shareholders meeting.

The table below is the vote tally for each of the three matters listed above:

Votes:	Election of Directors	Reverse Stock Split	Option & Incentive Plan
For	8,187,115	8,183,499	8,183,183
Against	0	5,664	5,980
Abstain	2,321	272	272

PART II

Item 5. Market for Common Equity and Related Stockholder MatterS

From January 1, 2004, to February 5, 2007, our common stock traded in the Pink Sheets Electronic Quotation System under the symbol ADSM until January 19, 2007, and under the symbol AMGU after January 19, 2007. On February 6, 2007, our common stock began trading on the OTC Bulletin Board, also under the symbol AMGU.

The following table sets forth the range of high and low bid prices of the Common Stock for the periods indicated as reported by the Pink Sheets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Our stock is thinly traded. On many days no trades occur in our shares. In the last six months of 2006, reported trading volume exceeded 2,000 shares on only ten days. The prices below have been adjusted to reflect a one-for-five reverse stock split that took effect on January 22, 2007.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low

2005	0.25	0.25	0.25	0.20	0.20	0.15	0.15	0.13
2006	0.40	0.15	0.45	0.20	2.00	0.20	1.75	0.55

As of December 31, 2006, there were approximately 500 shareholders of record for our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations. Holders of the preferred shares are entitled to receive redemption payments before we may pay any dividends on our common stock. Under the 2006 venture capital investment agreement, we may not pay any dividends on our stock prior to November 30, 2008, without the consent of the holders of a majority of the shares purchased under the 2006 venture capital investment agreement.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2006, we had issued the following number of shares and options to employees under compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,486,240	$0.65	871,544
Equity compensation plans not approved by security holders (2)	1,060,338	0.65	-
Total	4,546,578	$0.65	871,544
(1)

At the December 2006 shareholders' meeting the shareholders adopted a new 2006 Stock Option and Incentive Plan, which is the only currently authorized equity compensation plan. See ITEM 10, EXECUTIVE COMPENSATION - 2006 Employee Stock Option and Incentive Plan.

(2)	In June 2006, we issued options to purchase 1,060,338 shares of stock to four employees in settlement of claims for unpaid compensation accrued from fiscal 2003 through 2006.

Recent Sales of Unregistered Securities

From January 1, 2005 through December 31, 2006, ADS Media issued the following securities that were not registered under the Securities Act of 1933 (the "Securities Act"). All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

-

In June and October 2006, Roaring and Charter ADS, respectively, purchased an aggregate of 6,281,062 shares of common stock and a warrant to purchase an additional 1,256,214 common shares at an exercise price of $0.80 per share for a total purchase price of $4,000,000.

-	In connection with the 2006 venture capital investment, we also issued 376,864 shares of our common stock to First Continental Capital, LP, for services in connection with the sale.

-

During 2006, we issued options to purchase 3,486,240 at $0.65 per shares to our top executives pursuant to our 2006 Stock Option and Incentive Plan. Twenty-five percent of these options vested on issuance, and the remainder vest over four years subject to meeting performance objectives. See Item 12, Executive Compensation - 2006 Employee Stock Option and Incentive Plan - Options Granted to Key Executives under Plan.

-

In June 2006, we issued 5,000 shares of common stock and warrants to purchase 5,000 common shares at $0.60 per share to a director as compensation for services in prior years. The closing bid price on the Pink Sheets Quotation Service on June 16, 2006, was $0.25 per share.

-

In June 2006, immediately prior to the Roaring Fork investment, we issued 366,597 shares to three creditors in settlement of outstanding indebtedness of $201,627. We also issued options to purchase 1,060,338 shares at $0.65 per share to four employees in settlement of compensation claims for services rendered in 2004 through 2006.

-

In 2005, ADS Media issued 29,172 shares of common stock, at a price of $0.65 per share, to a consultant's partnership, in which two 5% shareholders (at that time) were partners, in exchange for professional services totaling $18,960.

-	In May 2005, ADS Media issued 11,429 shares of common stock, at a price of $0.70 per share, to a vendor in exchange for reduction of accounts payable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this prospectus. The consolidated financial statements and related footnotes included herein include the financial statements of ADS.

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

Company Development

Our subsidiary, ADS, was incorporated in 2001. In early 2003, ADS was acquired by ADS Media, formerly known as National Health and Safety Corporation, whose common stock was publicly traded on the OTC Bulletin Board. At the time of the acquisition, ADS needed capital to implement its business plan to build a multi-city advertising door delivery organization, and it was thought that ADS Media would be better able to attract outside equity investments as a public company. In 2003 we raised $480,000 from sales of stock in transactions associated with the acquisition.

However, after the acquisition in early 2003, we did not attract significant additional cash investments. Because we did not obtain new investments, we could not implement our business plan as scheduled, incurred substantial past due accounts payable, curtailed compensation and were forced to forego needed staff expansion.

In 2004 and 2005, we raised no significant cash from sale of equity and funded almost all operations internally. As a result, our ability to develop and execute sales programs was severely curtailed. We did not have adequate staff or financial resources to take advantage of all marketing programs that were presented to us, to plan for growth, to conduct extensive external marketing efforts for our program or to adequately staff our financial reporting operations. We continued to develop our business relying on internal financing. In 2006, we raised $4 million from venture capital investments. We paid or settled many outstanding, past due debts, and we expect to use the proceeds to aggressively implement our business plan. See Item 1, Description of Business - Plan of Operation and Recent Equity Investment.

We have incurred total operating losses from inception through 2003, but we steadily improved performance and posted our first truly positive fiscal results in 2005 after basically breaking even in 2004. The results for 2006 were slightly below break even, however, significant investment dollars were spent in support of certain marketing programs, to address some infrastructure requirements for our planned growth, and to hire a direct sales force. The following table summarizes our results for the last three years.

Selected Financial Data

	As of December 31,
	2006	2005	2004
Income Statement Data:
Revenues	$ 4,824,614	$ 5,477,086	$ 3,668,871
Cost of goods sold	3,000,207	3,554,352	2,594,344
Net income (loss)	(42,370)	298,172	1,095
Basic earnings (loss) per share	$ (0.01)	$ 0.08	$ 0.00

Balance Sheet Data:
Current assets	4,750,158	1,003,780	701,121
Total assets	5,043,146	1,276,473	977,045

Current liabilities	737,646	1,525,629	1,553,174
Total liabilities	738,533	1,529,681	1,555,385
Total shareholders' equity (deficit)	$ 4,304,613	$ (253,208)	$ (578,340)

Critical Accounting Policies

Our financial statements were prepared in accordance with generally accepted accounting principles in the United States, which require us to make estimates and judgments that affect the reported financial position and results of operations during the reporting period. Our estimates and judgments are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates. If there is a significant unfavorable change to current conditions, it likely will result in a material adverse impact to our business, operating results and financial condition.

Our significant accounting policies and methods used in the preparation of the consolidated financial statements are discussed in Note A to the Notes to Financial Statements for the years ended December 31, 2006 and 2005, beginning on page F-1. We believe that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

-	Concentration of credit risk and accounts receivable;
-	Stock-Based Compensation
-	Asset impairment; and
-	Goodwill.

Concentration of Credit Risk and Accounts Receivable: Generally our customers pay 50% - 70% of the total fee in advance and the remaining portion within 45 days of completion of services. Our business model generally requires a deposit by the customer; however, in some cases, we will give minimal credit terms to customers if they have an established and good payment history with us. We extend unsecured credit in the normal course of business to virtually all of our customers. In the event of non-performance of accounts receivable, its maximum exposure is the recorded amount shown on the balance sheets. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems.

We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers.

Stock-Based Compensation: Effective January 1, 2006, we adopted SFAS No. 123R (Revised 2004), "Share-Based Payment", which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We have adopted this statement using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, but leaves prior periods unchanged.

We recorded $269,312 and $0, respectively, in compensation expense relating to share-based payments in 2006 and 2005.

Asset Impairment: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. We have not experienced any events or changes that would indicate that the carrying amounts of any of our long-lived assets might not be recoverable.

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

Each year we assess the realizability of the recorded goodwill and other intangibles in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". At December 31, 2006 and 2005, the analysis indicated that goodwill of $250,000, attributed to the value of a publicly traded "shell" company which we acquired, was not impaired. We will continue to test good will and intangibles on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below their carrying value.

Results of Operations for the Year Ended December 31, 2006, as Compared to the Year Ended December 31, 2005

From inception to December 31, 2003, we incurred significant net losses from operations. 2004 was basically a break even year, and 2005 was the first year of truly positive results. We had not had funds available from either new investments or cash flow to grow our business as we expected in our marketing plan. Nevertheless, increases in revenue from operations helped to offset the increased operating costs of building our infrastructure. In 2006, our results were slightly below breakeven, but we were well poised for the future. During 2006, while taking a lot of focus by management, we raised significant new equity funding. This funding occurred in the second and third quarters of 2006. With this new funding we have invested in new program support, various infrastructure projects, and have hired our first national direct sales force. This investment spending impacted 2006 results, but was necessary to achieve future growth plans.

Revenues. Revenues decreased $652,472, or 12%, to $4,824,614 from $5,477,086. The decrease was primarily due to the decline in agency generated business, the loss of a few large accounts between years, and a longer sales cycle on newly developing business with two large accounts.

Cost of Goods Sold. Cost of goods sold decreased $554,145 or 16%, to $3,000,207 from $3,554,352. The decrease corresponded to our decline in revenues from agency generated business.

Gross Profit. Gross profit decreased $98,327, or 5%, to $1,824,407 from $1,922,734. The decrease was primarily attributed to the decrease in revenues combined with margins improving as a result of selling products with higher individual gross profit. The gross profit margin percentage increased to 38% in 2006 from 35% in 2005.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $752,073, or 47%, to $2,339,950 from $1,587,877. The increase was primarily due to expenses associated with building our business and operational infrastructure, including salaries and wages, stock based compensation, professional fees associated with the Company's financial statement audits and related regulatory filings, and marketing services.

Income from operations. Results from operations decreased $850,400 to an operating loss of $515,543 from operating income of $334,857. The decrease was primarily due to the decrease in revenues and related gross profit, and the increase in operating expenses.

Other income (expense). Net other expense (income) increased $55,118 to income of $18,433 from expense of $36,685. Interest expense decreased $24,112, or 66%, to $12,573 from $36,685. Interest income of $31,006 was earned on new equity funds maintained in a money market fund. This increase was primarily due to obtaining of equity funding in 2006, and a reduction in debt as a result.

An extraordinary gain of $454,740 from the extinguishment of liabilities was recorded in 2006. The liabilities included deferred salary amounts owed to certain management members.

Net income. Net income (loss) decreased $340,542, to a loss of $42,370 from income of $298,172. The decrease was primarily due to the decrease in revenues and related gross profit, the increase in selling, administrative and other operating expenses, largely offset by the extraordinary gain.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. In 2006, significant equity funding was raised from two sources. Our near term liquidity requirements will be met from these new equity funds and generated cash flow. We believe future operations can be financed at least in part from cash flow, but additional investment from outside investors may be required to fund expansion into new geographic areas and to launch new product initiatives.

ADS Media had cash and cash equivalents of $3,354,597 as of December 31, 2006, compared to $446,142 as of December 31, 2005.

Working capital (measured by current assets less current liabilities) at December 31, 2006, was $4,012,511 compared to a deficit of $521,849 at December 31, 2005. This increase in working capital was primarily due to the proceeds of the new equity funding.

Changes in Financial Condition

For the year ended December 31, 2006, cash used for operating activities totaled $768,322. This provision of funds was primarily due to a cash loss from operations of $244,604, increased by a working capital change of $523,718. Additionally, net cash proceeds of $3,791,608 were provided from the sale of common stock. For the year ended December 31, 2005, cash provided by operating activities totaled $298,110. The provision of funds was primarily due to our net income, with an increase in accounts receivable and a decrease in customer advance payments offset by an increase in accounts payable and accrued expenses, bad debt expense and the issuance of common stock for professional services.

For both years ended December 31, 2006 and 2005, cash used in investing activities was $34,839 and $3,944, respectively, in each case for small capital expenditures.

For the year ended December 31, 2006, cash provided from financing activities totaled $3,711,616, primarily due to the proceeds from the sale of common stock, partially offset by payments on notes payable and capital lease obligations. For the year ended December 31, 2005, cash used in financing activities totaled $56,884 primarily due to payments on notes payable.

Commitments

On January 10, 2005, we signed an original lease agreement for approximately 6,600 square feet of office/warehouse space at 12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249.  The lease was to commence February 1, 2005 for a period of three (3) years and three (3) months. Effective January 24, 2005, an amendment to the original lease was signed delaying the commencement date of the lease to April 1, 2005, with a term of three (3) years and five (5) months. Base monthly rent was $0 per month for the first three months, $3,967 per month for the next nine months, $4,588 per month in year two, $4,993 per month in year three, and $5,128 per month for the final five months. Monthly operating expenses (including amounts for taxes, insurance, and common area maintenance) are in addition to the base monthly rent. The property is adequately covered by insurance.

Seasonality

Our business historically has not been seasonal.

Item 7. Financial Statements.

The information required by this item is set forth in ADS Media's Consolidated Financial Statements and Notes thereto beginning at page F-1 of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based on that evaluation, our management, including the CEO (who also served as primary financial officer), concluded that our disclosure controls and procedures were effective as of December 31, 2006. During the time period covered by this report, there were no changes in our internal control over financial reporting.

From the third quarter of 2003 through the present, we have been unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our quarterly and annual reports with the SEC on time for fiscal 2003, 2004 or the first three quarters of 2005. We filed all past due reports with the SEC in the first quarter of 2006. Our 2005 and 2006 annual reports and our quarterly reports for 2006 were timely filed, but the lack of a separate CFO and CEO still constitutes a material weakness in internal control.

We have recently retained the services of Tatum, LLC, to provide interim CFO and Controllership support, to assist in improving our controls and procedures for future reporting periods.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons AND CORPORATE GOVERNANCE; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names, ages and positions held by our directors and executive officers.

Name	Age*	Positions Held

Clark R. (Dub) Doyal	58	Chairman, Chief Executive Officer, President and Director, Chairman and Chief Executive Officer of subsidiary ADS
James D. (Jim) Schell	47	Vice President, Secretary, Treasurer and Director, President of subsidiary ADS
Gary J. Davis	53	Director
James C. Mickey	50	Director
Bryceon J. Sumner, Jr.	50	Director

* Age of directors and executive officers is determined as of December 31, 2006.

All directors hold office until the next annual meeting of shareholders and serve until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The board of directors appoints officers annually and each executive officer serves at the discretion of the board of directors.

Director and Officer Profiles

Clark R. (Dub) Doyal is our Chairman, Chief Executive Officer, President and a Director.  Mr. Doyal is also the Chairman and Chief Executive Officer of ADS.  Mr. Doyal has over 30 years experience in printing and direct marketing, having owned and built a number of successful companies during his career that provided marketing services. In 1981, Mr. Doyal started a business called Clear Visions Printing and Mailing, to compete with almost 140 other printers in San Antonio.  In 1995, Mr. Doyal sold Clear Visions to Consolidated Graphics, after taking the company to the number one spot in San Antonio. Since then, Mr. Doyal has built and sold his interest in a couple of companies in the alternate delivery industry, including one in Mexico City called Quicklink, SA, which provided door distribution to over 600,000 households on a weekly basis.  In late 1998, Mr. Doyal formed Delivery and Communications, Inc., a local and regional supplier of door delivery services, and sold his interest in that company prior to forming ADS in 2001 to specifically serve the growing demand for national door direct delivery.  Mr. Doyal attended Louisiana State University.

James D. (Jim) Schell is our Vice President, Secretary, Treasurer and a Director.  He is also President of ADS, and was recruited to lead the effort to build national client relationships, along with providing marketing support specific to ADS's product development and marketing strategy. He joined ADS in November 2001. For the 20 years before his move to ADS, Mr. Schell worked for SBC Communications, Inc., focusing on development and implementation of numerous regional and national product initiatives. He also spent 8 years managing regional sales operations for Southwestern Bell Yellow Pages. Mr. Schell received his B.B.A. in Marketing from Texas Tech University.

Gary J. Davis is a Director.  Mr. Davis is the President of First Advisors, Inc., of Austin, Texas, which is involved in business consulting and private capital investment in start-up and early stage companies.  Mr. Davis founded First Advisors, Inc. in 1996.  Mr. Davis has spent a major portion of his career over the past 33 years in a wide range of capital raising endeavors, including debt and equity for real estate ventures and private equity capital for business ventures. Additionally, Mr. Davis continues to be an active real estate investor in projects throughout Texas. Mr. Davis previously was the chairman, president and CEO of NHLT from February 9, 2001, to January 30, 2003, and has served on the board of directors of NHLT and ADS Media from 2001 to the present. He is an independent member of the board of directors.

James C. Mickey was elected a Director of ADS Media in December 2006. He has more than 25 years' experience in sales and management within the telecommunications industry. In 2006 he became senior vice president of sales and marketing for Movida Communications in San Antonio, Texas. From 1996 through 2005 he served in sales management positions for Sprint Communications, including National Vice President for Sprint Retail Stores and Operations (2004 - 2005), Region President, Southwest and Southeast Regions (2000 - 2003) and Area Vice President for Sprint PCS (1996 - 2000). Prior to joining Sprint, he served in sales and management positions at AT&T and Southwestern Bell from 1979 through 1996. He holds a BBA in Marketing / Management from the University of Texas at San Antonio. He is an independent member of our board of directors.

Bryceon J. Sumner was elected a Director of ADS Media in December 2006. Mr. Sumner is the EVP, CFO and COO of Exhibitgroup. Exhibitgroup specializes in the custom design, construction, installation and warehousing of exhibition and event exhibits and displays, primarily for corporate customers in North America, the UK and Europe. In 2005 and 2006, Mr. Sumner served as chief executive officer of Jensen Family Office, a private equity group in Dallas, Texas, with more than $500 million in assets under management. While serving as CEO of Jensen Family Office, Mr. Sumner assisted its owner, Ron Jensen, and later Mr. Jensen's estate, by also serving as CEO of Integrated Disability Resources, Inc. ("IDR"), a third party administrator owned by the Jensen family interests, and in filing voluntary bankruptcy proceedings for IDR in early 2006. From 1998 through 2005, Mr. Sumner served as chief financial officer of Rapp Collins Worldwide LP, Dallas, Texas, a subsidiary of Omnicom (NYSE). From 1996 to 1998, Mr. Sumner served as chief financial officer of Processors LTD, now Processors USF, a reverse logistics company. Mr. Sumner is a certified public accountant. He holds a BBA in accounting from the University of Georgia and a Masters degree in professional accounting from the University of Texas at Austin. He is an independent member of the board of directors.

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

One of our new directors, Bryceon Sumner, was late in filing his initial ownership report on Form 3. Mr. Sumner owns no equity securities in the company. Based solely upon a review of the copies of the forms furnished to us, or representations from certain reporting persons that no reports were required, we believe that no other persons failed to file required reports on a timely basis during or in respect of 2006.

Audit Committee

Prior to 2007, we did not appoint a separate audit committee due to our small size and limited resources. Instead, auditing and financial accounting and reporting issues were handled by the full board of directors. We also did not designate a member of our board of directors as an audit committee financial expert, again because of our small size and limited resources.

We have appointed an audit committee for 2007, composed of Bryceon Sumner, chair, and Gary Davis, both of whom are independent members of our board of directors as defined by NASAQ Stock Market Rule 4200(a)(15). The board has determined that Mr. Sumner qualifies as an audit committee financial expert, as defined in Regulation S-B, Item 407(d)(5)(ii) promulgated by the SEC.

The audit committee operates under a charter approved by the board of directors. The audit committee charter requires, among other things, that the audit committee must approve the selection of our independent auditor and must pre-approve all services provided to us by the independent auditor. A copy of the audit committee charter is filed with the SEC as an exhibit to this annual report.

Compensation Committee

Prior to 2007, we did not appoint a separate compensation committee because of our small size and limited resources. Management compensation was negotiated between Mr. Doyal, our CEO, and Mr. Schell, our Vice President, and the two independent members of the board of directors.

We have appointed a compensation committee for 2007, composed of James Mickey, chair, and Gary Davis, both of whom are independent members of our board of directors as defined by NASAQ Stock Market Rule 4200(a)(15).

Code of Conduct

We have adopted a code of conduct which applies to our officers, directors and employees. We have filed the code with the SEC as an exhibit to this annual report.

Item 10. Executive Compensation.

The following table summarizes the compensation of our chief executive officer and our other most highly compensated executive officers (the "Named Executive Officers") during 2006.

Name	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Clark R. (Dub) Doyal,	2006	$184,000	$40,000	$315,258	$ 0	$539,258
Chief Executive Officer (2)	2005	289,169	0	0	0	289,169
	2004	167,426	0	0	0	167,426

James D. (Jim) Schell,	2006	184,000	35,000	256,283	0	475,233
Vice President, Secretary,	2005	250,769	0	0	0	250,769
Treasurer (3)	2004	167,278	0	0	0	167,278

Gary Grimes	2006	142,673	0	0	37,893	180,566
Chief Distr Officer (4)	2005	150,000	2,500	0	0	152,000
	2004	135,000	0	0	0	135,000

(1)  We have adopted FAS 123R, accounting for the compensation cost relating to share-based payment transactions, using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, but leaves prior periods unchanged. See Consolidated Financial Statements, Note A - General and Summary of Significant Accounting Policies - Stock Based Compensation.

(2)  Includes $130,669 and $67,995 in salary voluntarily deferred in 2005 and 2004, respectively, by Mr. Doyal. In June 2006, Mr. Doyal agreed to accept options to purchase common stock at $0.65 per share in lieu of deferred salary through May 31, 2006. Mr. Doyal received options to purchase 584,473 shares of stock in lieu of total deferred salary of $408,970. See, Certain Relationships and Related Transactions.

(3)  Includes $62,769 and $77,847 in salary voluntarily deferred in 2005 and 2004, respectively, by Mr. Schell. These salary deferrals were settled in 2006 with the issuance of stock options in lieu of deferred compensation. Mr. Schell received options to purchase 393,616 shares of stock in lieu of total deferred salary of $275,423. See ITEM 12, Certain Relationships and Related Transactions.

(4)  Mr. Grimes' salary figures include $76,346 and $82,500 in salary voluntarily deferred in 2005 and 2004, respectively. In 2006, Mr. Grimes left the company. We have agreed to pay Mr. Grimes a total of $181,884 to compensate him for past salary deferrals, including a $90,942 payment in 2006 with the remainder to be paid in twelve equal monthly payments. Monthly installments totaling $37,893 were paid to Mr. Grimes in 2006 and are included in the above table as "All Other Compensation."

Employment Agreements. In June 2006, we entered into new employment agreements with our key executives, Mr. Doyal and Mr. Schell. Each agreement is for a term of three years from June 16, 2006, at salaries of $200,000 in year one, $220,000 in year two and $242,000 in year three. The agreements provide for payment of performance bonuses if our Company meets performance criteria to be set by the board of directors. The agreements provide for twelve months' severance pay and a prorated bonus in the event the executive is terminated without cause. We make available to the executives the same employee benefits generally made available to other managers and employees. The agreements contain non-competition clauses for 12 months after termination of the agreement and provisions regarding confidentiality of company information.

Key Man Insurance. As required by the 2006 venture capital investment agreement, we maintain key man life insurance on Mr. Doyal and Mr. Schell in the amount of $2 million on each executive through at least November 30, 2008.

Outstanding Equity Awards at Fiscal Year-End

No stock awards were made to the Named Executive Officers, and none were outstanding, at December 31, 2006. The following table shows the number of options exercised during 2006 and options held at December 31, 2006, by the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Clark R. (Dub) Doyal*	1,020,253	0	1,307,339	$0.65	6/20/2016
James D. (Jim) Schell*	829,396	0	1,307,339	$0.65	6/20/2016

* All listed options were granted in 2006 at an exercise price of $0.65 per share. Mr. Doyal received options to purchase 584,473 shares in settlement of past compensation claims which had been deferred and options to purchase a total of 435,780 shares pursuant to our 2006 Incentive Plan. Mr. Schell received options to purchase 393,616 shares in settlement of past compensation claims which had been deferred and options to purchase a total of 435,780 shares pursuant to our 2006 Incentive Plan.

2006 Employee Stock Option and Incentive Plan

A new, 2006 stock option and incentive plan was adopted by our board of directors in June 2006 and approved by our shareholders at the December 2006 shareholders' meeting. Awards under the plan may be in the form of stock options, restricted stock grants, or stock appreciation rights. The purpose of the plan is to advance our interests and those of our stockholders by affording our employees, officers, directors, and key consultants an opportunity to acquire or increase their proprietary interests in our company, permitting them to participate in our success and growth.

The plan permits the issuance of incentive stock options, as defined within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("ISOs") that receive favorable tax treatment under the Internal Revenue Code. To qualify for such favorable treatment, the plan must, among other things, be approved by our shareholders within 12 months of its adoption by our directors. The plan was adopted by a majority of our shareholders at the December 2006 shareholders' meeting. The plan also permits issuance of non-statutory stock options which do not qualify as ISOs under the Internal Revenue Code.

Common Stock Subject to the Plan. The current maximum number of shares of common stock that may be issued under the plan is 4,357,784 shares. The 2006 venture capital investment agreement provides that we cannot reserve additional shares for issuance under the plan without the consent of holders of a majority of the shares that were sold pursuant to the 2006 venture capital investment agreement. We may use either authorized and unissued shares or treasury shares to fulfill option awards, subject to adjustment in accordance with anti-dilution provisions contained in the plan. All shares of common stock subject to the plan may be issued in any combination of ISOs, nonstatutory stock options, restricted stock, stock purchase rights or stock appreciation rights.

Term of the Plan. The term of the plan is 10 years, or until June 15, 2016, unless terminated earlier as provided in the plan. No ISO may be granted more than ten years after June 15, 2006. The plan may be abandoned or terminated at any time by the our directors, except with respect to options, restricted stock or stock purchase rights then outstanding under the plan.

Eligibility. All of our directors, officers, employees, including but not limited to executive personnel, as well as our key consultants and advisors, are eligible to be granted options under the plan.

Administration of the Plan. The plan will be administered either by the board of directors or by a committee consisting of at least one director appointed by the board of directors (in either case, the "Administrator"). The Administrator selects the individuals to whom options, restricted stock or stock purchase rights are to be granted, the number of shares to be granted and any other terms and conditions specified under the plan, including, but not limited to, the exercise price, the times at which options or stock purchase rights shall become vested, the times at which options or stock purchase rights shall become exercisable and the duration of the exercise periods.

Terms of Options. The exercise price of each option issued under the plan shall be determined by the administrator and shall not be less than fair market value of the common stock as of the date the option is granted; provided, however, that the exercise price of an ISO granted to any person owning at least 10% of the total combined voting power of all classes of our stock or any of our parents or subsidiaries shall not be less than 110% of the fair market value on the date the option is granted. The exercise period of each option shall be determined by the Administrator; provided, however, that an no option shall be exercisable after the expiration of ten years from the date of the option grant. In addition, except in the case of death or disability, no option granted to an individual who is subject to the provisions of Section 16 of the Exchange Act may be exercisable prior to the expiration of three months from the date of the option grant.

In the case of ISOs, the fair market value of stock with respect to which ISOs are exercisable for the first time during any calendar year by any participant in the plan may not exceed $100,000, such value being determined at the time the options are granted, as provided by the terms of Section 422 of the Internal Revenue Code. To the extent the value of the underlying stock (determined in accordance with the previous sentence) exceeds $100,000, such excess options shall be treated as nonstatutory stock options.

After an option becomes exercisable, it may be exercised at any time as to any or all full shares that have become purchasable under the terms of the option. The exercise price of options granted under the plan may be made in whole or in part through the surrender of previously held shares of common stock at the fair market value thereof or through the authorization to withhold shares of stock otherwise issuable upon exercise of the option.

No option shall be transferable other than by will or the laws of descent and distribution, or in the case of non-incentive stock options, pursuant to a Qualified Domestic Relations Order, and no option shall be transferable by an individual who is subject to the provisions of Section 16 of the Exchange Act prior to stockholder approval of the plan. The Administrator shall have the power to specify with respect to each grant of options the effect upon such grantee's rights of the termination of such grantee's employment or services with us, and the Administrator may determine at the time of grant that such options shall become exercisable on an accelerated basis following a change of control with respect us. Nothing in the plan shall confer on any person any right to continue in the employ of us or any of our subsidiaries or shall interfere in any way with the right of us or any of our subsidiaries to terminate such person's employment at any time.

Options Granted to Key Executives under Plan. When the plan was adopted by the board, and as agreed in the 2006 venture capital investment agreement, our key executives, Mr. Doyal and Mr. Schell, each received non-statutory stock options to purchase 1,743,120 shares of stock under the plan. Twenty-five percent (25%) of these options vested and became exercisable upon issuance. The remaining 75% vest in June 2007, 2008 and 2009 only if the Company meets minimum performance targets. These options become exercisable, if at all, 50% upon vesting and 50% one year from when they vest. The Company did not meet the 2006 minimum performance targets, so the options originally scheduled to vest in June 2007 will not vest at that time; however, these options may still vest in 2008 or 2009 if future performance targets are met.

Terms of Stock Bonuses and Restricted Stock. Until any restrictions upon stock bonuses restricted stock awarded to a grantee under the plan have lapsed, such shares shall not be transferable other than by will or the laws of descent and distribution, or pursuant to a Qualified Domestic Relations Order, nor shall they be delivered to the grantee. The Administrator shall have the power to specify with respect to each award of restricted stock the effect upon such grantee's rights of the termination of such grantee's employment with us. The purchase price of restricted stock shall be determined by the Administrator but must be at least 100% of fair market value on the date of such award. The Administrator may determine at the time of award that such restricted stock shall become fully vested following a change of control with respect to us.

Terms of Stock Purchase Rights. Stock purchase rights may be issued either alone, in addition to, or in tandem with other awards granted under the plan and/or cash awards made outside the plan, the terms of which are determined at the discretion of the Administrator. The Restricted Stock Purchase Agreement shall grant us a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's service with us for any reason (including death or disability). The purchase price for shares repurchased pursuant to the Restricted Stock Purchase Agreement shall be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to us. The repurchase option shall lapse at a rate determined by the Administrator. Once the Stock Purchase Right is exercised, the purchaser shall have the rights equivalent to those of a stockholder, and shall be a stockholder when his or her purchase is entered upon the records of our duly authorized transfer agent.

Federal Tax Consequences of Options. Under current federal income tax laws, options granted under the plan will generally have the following consequences. The holder of a nonstatutory stock option recognizes no income for federal income tax purposes upon the grant of such option, and therefore we receive no deduction at such time. At the time of exercise, however, the grantee generally will recognize income, taxable at ordinary income, to the extent that the fair market value of the shares received on the exercise date exceeds the nonstatutory stock option exercise price. We will be entitled to a corresponding deduction for federal income tax purposes in the year in which the nonstatutory stock option is exercised so long as either Section 162(m) is inapplicable or its requirements are met. If the shares are held for at least one year and one day after exercise, long-term capital gain will be realized upon disposition of such shares to the extent the amount realized on such disposition exceeds their fair market value as of the exercise date.

If a grantee is awarded an ISO, no income will be recognized for federal income tax purposes at the time of grant or exercise, and we will not receive any corresponding deduction. The excess of fair market value of the shares of common stock received at the date of exercise over the exercise price will become an item of tax preference for the grantee for purposes of the grantee's alternative minimum tax in the year of exercise, however. The grantee will be subject to federal income tax when the grantee sells the shares acquired upon the exercise of the ISO. If the grantee holds the shares for more than two years from the date of grant and more than one year from the date the shares were transferred to that person, any gain will be taxed as long-term capital gain. We will not be entitled to any deduction for federal income tax purposes as to any amount taxed as long-term capital gain in connection with the sale of shares acquired upon the exercise of an ISO. We will, however, be entitled to a corresponding deduction for federal income tax purposes for any amount taxed as ordinary income.

Amendment of the Plan. The board of directors may at any time terminate the plan, and may at any time and in any respect amend the plan; provided, however, that the board (unless its actions are approved or ratified by our stockholders within twelve months of the date that the board amends the plan) may not amend the plan to (i) increase the total number of shares of common stock issuable pursuant to ISOs under the plan or materially increase the number of shares of common stock subject to the plan; (ii) change the class of employees eligible to receive ISOs that may participate in the plan or materially change the class of person that may participate in the plan; or (iii) otherwise materially increase the benefits accruing to participants under the plan. No termination, amendment or modification of the plan shall adversely affect options, stock purchase rights or restricted stock then outstanding under the plan without the consent of the grantee or his legal representative.

Director Compensation

The following table summarizes the compensation paid to directors other than the Named Executive Officers in 2006.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Bryan Forman	$8,000	$1,250 (1)	$1,068 (1)	$10,193
Gary Davis	$8,000			$ 8,000

(1)  On June 16, 2006, we issued 5,000 shares of common stock and warrants to purchase 5,000 common shares at $0.60 per share to Bryan Forman as compensation for consulting services in prior years. The closing bid price on the Pink Sheets Quotation Service on June 16, 2006, was $0.25 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of December 31, 2006, the beneficial ownership of our common stock held by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our directors and Named Executive Officers as a group. Unless indicated otherwise, the address of each person listed below is c/o ADS Media Group, Inc., 12758 Cimarron Path, Suite B-128, San Antonio, Texas, 78249.

Name of Beneficial Owners	Number of Shares Beneficially Owned (1)	Percentage of Ownership

Roaring Fork Capital SBIC, L.P. (2) 5350 S. Roslyn St. Suite 380 Greenwood Village, Colorado 80111	3,768,638	32.75%
Charter ADS Media, L.P. (3) 1845 Woodall Rogers Freeway Dallas, Texas 75201	3,768,638	32.75%

Executive Officers and Directors:
Clark R. "Dub" Doyal (4)	2,003,258	16.83%
James D. (Jim) Schell (5)	1,200,214	10.22%
Gary J. Davis (6) (7) 3811 Bee Cave Rd, Suite 210 Austin, Texas 78746	586,280	5.38%
All Executive Officers and Directors as a Group (5 persons) (8)	3,789,552	29.65%

(1)

Under SEC rules, we calculate the percentage ownership of each person who owns exercisable options or warrants by adding the number of exercisable options or warrants for that person to the number of total shares outstanding, and dividing that result into the total number of shares and exercisable options or warrants owned by that person. On December 31, 2006, we had 10,880,867 shares of common stock issued and outstanding excluding shares issuable on exercise of options and warrants and conversion of preferred stock. Pursuant to the rules of the Securities and Exchange Commission, a person or group is deemed to have "beneficial ownership" of any shares with regard to which such person or group has or shares voting or investment power or has or shares the right to acquire such power within 60 days of June 30, 2006, such as pursuant to the conversion or exchange of securities or the exercise of stock options or warrants.

(2)

Roaring Fork's holdings include stock issuable on exercise of warrants to purchase 628,107 shares at $0.80 per share expiring June 20, 2011. Roaring Fork is managed by Roaring Fork Capital Management, L.L.C., whose managers are G. Michael Machens, Eugene C. McColey and James T. Rothe.

(3)

Charter ADS Media's holdings include stock issuable on exercise of warrants to purchase 628,107 shares at $0.80 per share expiring June 20, 2011. Charter ADS Media is managed by Charter Venture Partners, L.P.

(4)	Mr. Doyal's holdings include stock issuable on exercise of options to purchase 1,020,253 shares.

(5)	Mr. Schell's holdings include stock issuable on exercise of options to purchase 829,396 shares and warrants to purchase 31,112 shares.

20

(6)

Mr. Davis is the President of two co-general partners of ADS Equity Partners, L.P. ("ADS Equity"), which owns 380,509 shares of our common stock. Because he have joint power to vote the shares owned by ADS Equity, he may be deemed to be beneficial owner of all the common stock owned by ADS Equity pursuant to Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended.

(7)

Includes 18,000 shares issuable on the exercise of options, 118,115 shares held by partnerships in which Mr. Davis is a partner, and 52,856 shares held by a corporation of which Mr. Davis is the sole shareholder.

Item 12. Certain Relationships and Related Transactions.

In June 2006, we issued options to purchase 584,473 shares of common stock at $0.65 per share to Mr. Doyal and 393,616 shares of common stock to Mr. Schell in lieu of payment of employment compensation of $408,970 to Mr. Doyal and $275,423 to Mr. Schell that was deferred in the years 2003 through 2006. In addition, we issued options for 82,249 shares at $0.65 per share to two additional employees for deferred compensation of $57,551. The option issuances were approved by our board of directors and were negotiated in connection with the negotiation of the 2006 venture capital investment.

In 2005, ADS Media issued 29,172 shares of common stock, at a price of $0.65 per share, to a consultant's partnership, in which two 5% shareholders (at that time) were partners, in exchange for professional services totaling $18,960.

Item 13. Exhibits

3.1

Amended and Restated Articles of Incorporation of ADS Media Group, Inc. ("AMGU"), incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 filed with the SEC on February 14, 2007, File No. 333-140721

3.2	Amended Bylaws, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2 filed with the SEC on February 14, 2007, File No. 333-140721

4.1

Certificate of Designation in respect of Series A Preferred Stock of AMGU, filed with the Secretary of State of Utah on January 30, 2001, incorporated by reference to Exhibit 4.1 to our Form 8-K/A filed with the SEC on March 28, 2001

4.2

Articles of Amendment of the Certificate of Designation in respect of Series A Preferred Stock of AMGU, filed with the Secretary of State of Utah on January 31, 2003, incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on February 11, 2003

4.3

Certificate of Designation in respect of Series B Preferred Stock of AMGU, filed with the Secretary of State of Utah on January 30, 2001, incorporated by reference to Exhibit 4.2 to our Form 8-K/A filed with the SEC on March 28, 2001

4.4

Articles of Amendment of the Certificate of Designation in respect of Series B Preferred Stock of AMGU, filed with the Secretary of State of Utah on January 31, 2003, incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on February 11, 2003

10.1	Amended and Restated Common Stock and Warrant Purchase Agreement (October 25, 2006), incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on October 31, 2006

10.2	Warrant Agreement between AMGU and Roaring Fork (June 16, 2006), incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on June 22, 2006

10.3	Addendum to Amended and Restated Common Stock and Warrant Purchase Agreement (October 25, 2006), incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on October 31, 2006.

10.4+	First Amendment to Common Stock and Warrant Purchase Agreement (February 15, 2007)

10.5	Employment Agreement between AMGU and Clark R. Doyal (June 16, 2006) , incorporated by reference to Exhibit 10.8 of our Form 10-QSB filed with the SEC on November 13, 2006

10.6	Employment Agreement between AMGU and James D. Schell (June 16, 2006) , incorporated by reference to Exhibit 10.9 of our Form 10-QSB filed with the SEC on November 13, 2006

10.7

Stock Option Agreement between AMGU and Clark R. Doyal (June 16, 2006), incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2 filed with the SEC on February 14, 2007, File No. 333-140721

10.8

Stock Option Agreement between AMGU and James D. Schell (June 16, 2006) , incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2 filed with the SEC on February 14, 2007, File No. 333-140721

10.9	2006 Incentive Stock Option Plan, incorporated by reference to Exhibit B of our Definitive Schedule 14A and proxy statement filed with the SEC on November 20, 2006

10.10	Non-Statutory Stock Option Agreement between AMGU and James D. Schell (June 16, 2006), incorporated by reference to Exhibit 3.4 of our Form 8-K filed with the SEC on October 31, 2006

10.11	Non-Statutory Stock Option Agreement between AMGU and Clark R. Doyal (June 16, 2006) , incorporated by reference to Exhibit 3.5 of our Form 8-K filed with the SEC on October 31, 2006

10.12	Non-Statutory Stock Option Agreement between AMGU and James D. Schell (October 25, 2006), incorporated by reference to Exhibit 3.6 of our Form 8-K filed with the SEC on October 31, 2006

10.13	Non-Statutory Stock Option Agreement between AMGU and Clark R. Doyal (October 25, 2006), incorporated by reference to Exhibit 3.7 of our Form 8-K filed with the SEC on October 31, 2006

10.14

Form of Warrant Agreement for warrants issued pursuant to the Amended and Restated Common Stock and Warrant Purchase Agreement (October 25, 2006), incorporated by reference to Exhibit 3.3 of f our Form 8-K filed with the SEC on October 31, 2006

14.1+	Code of Conduct

21.1+	List of Subsidiaries

31.1+	Certification of the Chief Executive Officer and Chief Financial Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Audit Committee Charter

+ Filed with this Form 10-KSB

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our independent auditors for fiscal 2005 and 2006 were Sprouse & Anderson, LLP.

The fees billed to ADS Media by Sprouse & Anderson, LLP are shown in the table below.

	Year Ended December 31,
	2006	2005

Audit fees	$ 33,000	$ 25,500
Audit-related fees	1,250	-
Tax fees	2,500	2,000
All other fees	-	-
	$ 36,750	$ 27,500

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

Pre-Approval Policy and Procedures

In 2006 it was the Board of Director's policy to pre-approve all services provided by Sprouse & Anderson, LLP. All services provided by Sprouse & Anderson, LLP during the years ended December 31, 2006 and 2005 were pre-approved by the Board of Directors.

The board has appointed an audit committee for 2007. See, Item 9, Directors and Executive Officers of the Registrant - Audit Committee. The audit committee charter provides that the audit committee has authority to appoint the auditor and requires that the audit committee pre-approve all services provided by the company's independent accountant.

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

Date:	April 2, 2007	ADS Media Group, Inc.

By: /s/ Clark R. Doyal
Clark R. Doyal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clark R. Doyal	Chairman, Chief Executive Officer,	April 2, 2007
Clark R. Doyal	President and Director (Principal Executive,
Financial and Accounting Officer)

/s/ James D. Schell	Vice President, Secretary, Treasurer and	April 2, 2007
James D. Schell	Director

/s/ Gary J. Davis	Director	April 2, 2007
Gary J. Davis

/s/ James C. Mickey	Director	April 2, 2007
James C. Mickey

	Director	April 2, 2007
Bryceon Sumner

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ADS Media Group, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ADS Media Group, Inc. (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADS Media Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Sprouse & Anderson, LLP
Austin, Texas
March 21, 2007

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

CURRENT Assets
Cash and cash equivalents	$ 3,354,597	$ 446,142
Accounts receivable (net of allowance for doubtful accounts of $9,932 in 2006 and $51,281 in 2005)	1,259,850	500,122
Prepaid expenses	128,967	57,172
Other current assets	6,743	344

Total current assets	4,750,157	1,003,780

PROPERTY AND EQUIPMENT
Furniture and fixtures	36,870	24,931
Computer equipment and software	74,875	51,975
Less: accumulated depreciation	(75,678)	(61,135)

Total property and equipment, net	36,067	15,771

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	6,922

TOTAL ASSETS	$ 5,043,146	$ 1,276,473

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2006	2005

CURRENT LIABILITIES
Accounts payable	$ 257,717	$ 271,751
Customer advance payments	89,804	11,050
Accrued salaries and wages	110,643	907,785
Accrued liabilities	267,887	80,855
Accrued liabilities - related party	-	24,514
Due to officer - related party	-	2,942
Notes payable	-	135,653
Notes payable - related parties, net of discount	-	84,499
Other current liabilities	8,430	1,739
Obligations under capital leases	3,165	4,841

Total current liabilities	737,646	1,525,629

Obligations under capital leases, long-term	887	4,052

Total liabilities	738,533	1,529,681

Commitments and contingencies

SHAREholders' equity (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 2,723 and 2,723 shares issued and outstanding, respectively	3	3
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 33 and 33 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,880,867 and 3,819,161 shares issued and outstanding, respectively	10,881	3,819
Additional paid-in capital	6,735,101	2,141,972
Accumulated deficit	(2,441,372)	(2,399,002)

Total shareholders' equity (deficit)	4,304,613	(253,208)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 5,043,146	$ 1,276,473

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2006	2005

REVENUES	$ 4,824,614	$ 5,477,086

COST OF GOODS SOLD	3,000,207	3,554,352

Gross profit	1,824,407	1,922,734

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	2,339,950	1,587,877

Income (Loss) from operations	(515,543)	334,857

OTHER INCOME (EXPENSE)
Interest expense	(12,573)	(36,685)
Interest and other income	31,006	-

Total other income (expense)	18,433	(36,685)

Income (Loss) before income taxes and extraordinary item	(497,110)	298,172

INCOME TAXES	-	-

Income (Loss) before extraordinary item	(497,110)	298,172

EXTRAORDINARY ITEM
Gain on extinguishment of liabilities	454,740	-
NET INCOME (LOSS)	$ (42,370)	$ 298,172

NET INCOME (LOSS) PER SHARE, basic	$ (0.01)	$ 0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	6,439,802	3,801,783

NET INCOME (LOSS) PER SHARE, diluted	$ (0.01)	$ 0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	6,439,802	3,815,568

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional
					Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2004	2,756	$ 3	3,778,560	$ 3,779	$ 2,115,052	$ (2,697,174)	$ (578,340)

Common stock issued for services	-	-	29,172	29	18,931	-	18,960
Warrants issued for services	-	-	-	-	-	-	-
Conversion of accounts payable into warrants	-	-	11,429	11	7,989	-	8,000
Net income for the year	-	-	-	-	-	298,172	298,172

Balance at December 31, 2005	2,756	$ 3	3,819,161	$ 3,819	$ 2,141,972	$ (2,399,002)	$ (253,208)

Conversion of notes payable into Common stock	-	-	366,597	367	201,260	-	201,627
Common stock issued for services	-	-	37,183	37	9,963	-	10,000
Common stock issued for cash	-	-	6,657,926	6,658	3,784,950	-	3,791,608
Issuance of stock options in lieu of deferred compensation	-	-	-	-	327,644	-	327,644
Stock option compensation expense under FAS123R	-	-	-	-	269,312	-	269,312
Net income for the year	-	-	-	-	-	(42,370)	(42,370)

Balance at December 31, 2006	2,756	$ 3	10,880,867	$ 10,881	$ 6,735,101	$ (2,441,372)	$ 4,304,613

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (42,370)	$ 298,172
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	(41,349)	26,218
Depreciation expense	14,543	10,956
Issuance of common stock and warrants for services	10,000	18,960
Issuance of warrants in connection with obtaining debt financing	0	3,000
Compensation expense from issuance of stock options	269,312
Gain on extinguishment of liabilities	(454,740)
(Increase) decrease in assets:
Accounts receivable	(718,379)	(84,978)
Prepaid expenses and other assets	(78,195)	(8,994)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	194,102	104,510
Customer advance payments	78,754	(69,734)

Total adjustments	(725,952)	(62)

Net cash provided by (used for) operating activities	(768,322)	298,110

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(34,839)	(3,944)

Net cash used in investing activities	(34,839)	(3,944)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	3,791,608	-
Payments on notes payable	(40,653)	(7,347)
Payments on notes payable - related parties	(34,498)	(45,518)
Payments on capital lease obligations	(4,841)	(4,019)

Net cash provided by (used in) financing activities	3,711,616	(56,884)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,908,455	237,282

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	446,142	208,860

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,354,597	$ 446,142

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$4,194	$16,243

Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of stock options in lieu of deferred compensation	$327,664	-

Issuance of common stock and warrants in exchange for services	$-	$18,960

Issuance of warrants in connection with obtaining debt financing	$-	$3,000

Conversion of notes payable into common stock	$201,627	$-

Conversion of accounts payable into common stock and warrants	$-	$8,000
		-
Application of security deposit to notes payable	$-	$6,955
		-
Property acquired under capital lease obligations	$-	$8,359

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

ADS Media Group, Inc. (the "Company" or "ADS Media"), through its wholly owned subsidiary Alternative Delivery Solutions, Inc. dba ADS Direct Media ("ADS"), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery.  Services provided include the creation, packaging and delivery of direct marketing materials (e.g., brochures, coupons, advertisements, etc.) to targeted audiences. In addition to alternate delivery, ADS provides its clients direct marketing, printing, list procurement, database management and fulfillment services, primarily through outsourcing arrangements with third party vendors.  The Company is based in San Antonio, Texas and serves customers and markets throughout the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, ADS. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. At December 31, 2006 and 2005, cash and cash equivalents exceed FDIC limits by $3,449,574 and $297,012, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for computer equipment and five years for furniture and fixtures. Repairs and maintenance costs are expensed as incurred and improvements are capitalized. Depreciation expense for the years ended December 31, 2006 and 2005 was $14,543 and $10,956, respectively.

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

Each year the Company assesses the realizability of the recorded goodwill and other intangibles in accordance with SFAS No. 142. At December 31, 2003, the analysis indicated that goodwill of $450,000 was impaired. As a result, for the year ended December 31, 2003, the Company impaired its stated goodwill value by $450,000 from $700,000 to $250,000. At December 31, 2006, 2005, and 2004, the analysis indicated that there was no further impairment of goodwill. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below its carrying value.

Revenue Recognition

The Company recognizes revenue upon completion of a project for fulfillment revenues, upon mailing of product for direct mail revenues and upon delivery of product to consumer for alternative delivery revenue. Services are generally not subject to "rights of return" unless the Company did not perform services in accordance with the sales order.

Advertising

Advertising costs are expensed as incurred. At December 31, 2006 and 2005, advertising expenses were $12,166 and $9,642 , respectively.

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

Preferred and Common Stock Split

On January 22, 2007, the Company effected a one-for-five reverse stock split to shareholders of record as of that date. All share and per share information has been retroactively adjusted to reflect the stock split.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from outstanding options and warrants. Additionally, the exercise of employee stock options and warrants can result in a greater dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

Fiscal years ended December 31:	2006	2005
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before extraordinary item	$(0.08)	$0.08
Extraordinary gain	0.07
Net Income (loss)	$(0.01)	$0.08
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) per share	$(0.08)	$0.08
Extraordinary gain	0.07
Net income (loss)	$(0.01)	$0.08
Weighted average shares outstanding - basic	6,439,802	3,801,783
Weighted average shares outstanding - diluted	6,439,802	3,815,568

However, because the Company incurred a loss in 2006, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, basic and diluted per-share amounts are the same in 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized incremental stock-based compensation expense $269,312 during 2006 as a result of the adoption of SFAS No. 123R.

As of December 31, 2006, $807,936 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.33 years.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005:

For the Year Ended December 31,
2005

Net income, as reported	$ 298,172
Deduct: Total stock-based employee
compensation expense determined under
fair value based method	-
Pro forma net income	$ 298,172

Net income per share:
Basic and diluted -
As reported	$ 0.08

Pro forma	$ 0.08

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

Recently Issued Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and must be adopted by the Corporation no later than January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its returns. The Company has not determined the impact of adoption of this statement on its financial statements.

NOTE B - NOTES PAYABLE

Notes payable consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Uncollateralized note payable bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	-	15,000

Uncollateralized note payable bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	-	50,000

Uncollateralized note payable bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	-	30,000

Uncollateralized note payable bearing interest at 5.5%, principal and interest payable quarterly beginning April 1, 2004 and in full upon maturity, matured February 1, 2005. Renewed effective February 1, 2005, principal and interest payable in monthly installments of $1,500 beginning September 1, 2005 until paid in full.	-	40,653
Notes payable	$ -	$ 135,653

Notes payable - related parties, net of debt discount, consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Uncollateralized note payable to a 5% shareholder bearing interest at 6%, principal and interest payable in full upon maturity, matured September 23, 2002. Renewed May 1, 2004, bearing interest at 10%, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	$ -	$ 40,000

Uncollateralized note payable to a 5% shareholder bearing interest at 10%, principal and interest payable in full upon maturity, matured April 1, 2004. Renewed May 1, 2004, principal and interest payable in full upon maturity, matured May 1, 2005. Renewed effective May 1, 2005, principal and interest payable in full upon maturity, matures on May 1, 2006.	-	40,000

Uncollateralized note payable to officer bearing interest at 10%, principal and interest payable monthly beginning June 15, 2005, until paid in full approximately February 15, 2006.	-	4,499
Notes payable - related parties, net of debt discount	$ -	$ 84,499

Since its inception the Company has issued notes payable primarily for working capital purposes.

NOTE C - CAPITAL LEASE OBLIGATIONS

The Company is leasing certain equipment under capital leases. Capital leases payable at December 31, 2006 and 2005 consisted of the following:
	2006	2005
Capital leases for equipment due in monthly installments through 2008	$4,574	$10,550

Less interest	522	1,657
Less current portion	3,165	4,841

Obligations under capital leases, long-term	$887	$4,052
Scheduled maturities for capital lease obligations for the years ended December 31, are as follows:

2007	$3,165
2008	887

Total	$4,052
The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2006 and 2005, are as follows:

	2006	2005
Cost	$ 18,986	$ 18,986
Accumulated depreciation	15,735	11,045

Net leased property under capital leases	$ 3,251	$ 7,941
NOTE D - PREFERRED STOCK

Series A

The Company is authorized to issue up to 40,000 shares of Series A Preferred Stock, par value $.001 per share, of which 2,723 shares were issued and outstanding as of December 31, 2006. Each Series A share has a $5.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into five (5) shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

Series B

The Company is authorized to issue up to 6,000 shares of Series B Preferred Stock, par value $.001 per share, of which 33 shares were issued and outstanding as of December 31, 2006. Each Series B share has a $5.00 liquidation preference that is inferior to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five (5) shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

NOTE E - Common stock

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

In 2005, the Company issued 29,172 shares of common stock, at a price of $0.65 per share, in exchange for professional services totaling $18,960. Also in 2005, the Company issued 11,429 shares of common stock, at a price of $0.70 per share, in exchange for reduction of accounts payable totaling $8,000.

In 2006, the Company issued 7,061,706 shares of common stock in exchange for net investment proceeds of $3,791,608, for consulting services of $10,000, and conversion of notes payable and accrued interest of $201,627.

NOTE F - STOCK WARRANTS

In 2005, the Company issued no warrants to purchase shares of common stock.

In 2006, the Company issued warrants to purchase up to 1,256,214 shares of common stock in conjunction with the equity investment. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.80 per share through 2011.

Also in 2006, the Company issued 5,000 shares of common stock and warrants to purchase up to 5,000 shares of common stock in exchange for consulting services . These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.60 per share through 2008.

The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price
Warrants outstanding at January 1, 2005	611,481	$0.60 - 0.90

Granted	-
Exercised	-
Canceled	-

Warrants outstanding at December 31, 2005	611,481	$0.60 - 0.90

Granted	1,261,214	0.60 - 0.80
Exercised	32,183	0.65
Canceled	-

Warrants outstanding at December 31, 2006	1,840,512	$0.60 - 0.90

NOTE G - STOCK OPTIONS

In 2006, the Company's Board of Directors adopted a 2006 Stock Option and Incentive Plan which provides for granting stock options and/or restricted stock awards to employees, directors and consultants of the Company as employment incentives. The Plan was approved by the shareholders at a shareholders' meeting held on December 27, 2006.

In 2006, the Company granted two key employees non-statutory stock options to purchase a total of 3,486,240 shares of common stock at an exercise price of $0.65 per share under the plan. However, only 871,560 (25%) of these options became exercisable and vested immediately on grant. The remaining 75% will vest over the next three years only if the key employees remain employed by the Company and if the company attains certain performance goals. If these options vest, 50% of the options become exercisable upon vesting, and the remaining 50% are exercisable one year after vesting. Early exercise provisions apply in the case of a change of control of the corporation. The Company recognized stock compensation expense of $269,312 as a result of this issuance. The key employees have not paid any consideration other than their continued service to the Company for these options. These options expire on June 20, 2016.

Also in 2006, the Company granted non-statutory stock options to purchase 1,060,338 shares of common stock, valued at $327,644, to settle claims for compensation of past services totaling $741,944. These stock options vested immediately, enable the holders to purchase shares of the Company's common stock at an exercise price of $0.65 per share, and expire on June 20, 2016. The Company realized an extraordinary gain of $414,300 related to the issuance of these stock options and cancellation of deferred compensation.

As of December 31, 2006, a total of 4,596,578 stock options were outstanding, at exercise prices ranging from $0.50 to $0.65 per share, of which 1,981,900 were vested and exercisable.

The following table summarizes information about stock options outstanding, all of which are expected to ultimately vest, and those options currently exercisable under all four stock option plans at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/06	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price
$0.00 - $0.50	50,000	0.8 Years	$0.50	50,000	0.8 Years	$0.50
$0.51 - $1.00	4,546,578	9.5 Years	$0.65	1,931,900	9.5 Years	$0.65

Total	4,596,578	9.4 Years	$0.65	1,981,900	9.3 Years	$0.65

Aggregate intrinsic value		$237,329			$106,595

Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $0 and $0, respectively.

The following is a summary of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2005	50,000	0.50

Granted	-
Exercised	-
Canceled	-

Options outstanding at December 31, 2005	50,000	0.50

Granted	4,546,578.65
Exercised	-
Canceled	-

Options outstanding at December 31, 2006	4,596,578	0. 65
The weighted average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 was $0.30 and $0, respectively.

The summary of the changes in non-vested stock options outstanding during the year ended December 31, 2006 is presented below:

	Year Ended December 31, 2006
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at beginning of period	0	$0
Granted	4,546,578	$.65
Forfeited	0	$0
Vested	1,931,900	$.65
Nonvested balance at end of period	2,614,678	$.65

NOTE H - OPERATING LEASE OBLIGATIONS

The Company leases office and warehouse space and certain equipment under operating lease agreements having terms expiring at various dates through August 2008. The future minimum annual payments required under the leases at December 31, 2006 are as follows:

2007	$82,062
2008	52,534

Total	$134,596
Rental and other related expenses for the above leases for the years ended December 31, 2006 and 2005 were approximately $61,000 and $65,000, respectively.

NOTE I - INCOME TAXES

As of December 31, 2006, the Company had a net deferred tax asset of approximately $3.9 million principally arising from net operating loss carryforwards for income tax purposes. The Company has established a valuation allowance equal to the net deferred tax asset as of December 31, 2006. At December 31, 2006 the Company had net operating loss carryforwards of approximately $10.8 million that will begin to expire in 2014 through 2022.

The Company's reverse acquisition in 2003 and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382. The ownership changes resulting from this reorganization will likely limit the Company's ability to utilize a significant portion of the net operating loss carryforwards generated before the changes in ownership.

	2006	2005
Deferred tax asset (liabilities):
Net operating loss carryforward	$ 3,675,338	$ 3,881,067
Depreciation	(381)	(875)
Allowance for doubtful accounts	3,377	18,974
Option Compensation	202,965	-
Other	170	-
Accrued expenses not deductible until paid	26,881	348,165

Net total deferred tax asset	$ 3,908,350	$ 4,247,331

Valuation allowance	$ (3,908,350)	$ (4,247,331)

Net deferred tax asset	$ -	$ -

NOTE K - EXTRAORDINARY GAIN

In 2006, the Company granted certain key employees non-statutory stock options to purchase 1,060,338 shares of common stock, valued at $327,644, in lieu of payment of deferred compensation which they had foregone since 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement 125", a liability is to be derecognized if the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Based upon the signed stock option agreements, whereby the employees legally released the company from its obligation to pay them their deferred compensation, the Company realized an extraordinary gain of $414,300 in the second quarter of 2006 related to the grant of these stock options and cancellation of deferred compensation.

Also in 2006, the Company entered into a settlement agreement with a former employee on the payment of deferred compensation, which they had foregone from 2003 through 2006 while an employee of the company, for payments totaling $181,884. Based upon the signed release agreement and in accordance with SFAS No. 140, whereby the employee legally released the company from its obligation to pay them their full deferred compensation, effective in the second quarter of 2006, the Company adjusted the deferred compensation liability to this former employee and realized an extraordinary gain of $40,440 related to the cancellation of deferred compensation.

NOTE L - COMMITMENTS AND CONTINGENCIES

Litigation

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

Employment Agreements.

In June 2006, we entered into new employment agreements with two key executives. Each agreement is for a term of three years from June 16, 2006, at salaries of $200,000 in year one, $220,000 in year two and $242,000 in year three. The agreements provide for payment of performance bonuses if our Company meets performance criteria to be set by the board of directors. The agreements provide for twelve months' severance pay and a prorated bonus in the event the executive is terminated without cause. The agreements contain non-competition clauses for 12 months after termination of the agreement and provisions regarding confidentiality of Company information.

NOTE M - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, two officers of the Company voluntarily deferred $193,438 in salary. In 2006, the officers converted accumulated deferred compensation of $684,393, including deferred compensation of $90,166 for 2006, into stock options valued at $302,229 and the remainder of the deferred compensation was realized as an extraordinary gain.

In 2004, the Company issued a note payable for $20,000 to an officer of the company. Principal and interest are payable monthly beginning June 15, 2005, until paid in full. The note payable was paid in full in February 2006.

In 2005, the Company issued 29,172 shares of common stock, at a price of $0.65 per share, to a consultant's partnership, in which two 5% shareholders are partners, in exchange for professional services totaling $18,960.

NOTE N - CONCENTRATION OF RISKS

One customer totaled approximately 46% of the Company's revenues for the year ended December 31, 2006. A different customer totaled approximately 55% of the Company's revenues for the year ended December 31, 2005. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems to ADS Media. With a significant amount of the Company's revenues generated by a few major customers, the loss of one of these customers could have a material adverse effect on our business, operating results and financial condition.

