Form 10QSB
period 2007-03-31
ADS MEDIA GROUP INC
filed 2007-05-14
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2007	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)
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

As of March 31, 2007, the registrant had 10,880,867 shares of common stock, par value $0.001, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 3,176,785	$ 3,354,597
Accounts receivable (net of allowance for doubtful accounts of $16,626 in 2007 and $9,932 in 2006)	845,018	1,259,850
Prepaid expenses	89,503	128,967
Other current assets	6,543	6,743

Total current assets	4,117,849	4,750,157

PROPERTY AND EQUIPMENT
Furniture and fixtures	36,870	36,870
Computer equipment	81,961	74,875
Less: accumulated depreciation	(80,252)	(75,678)

Total property and equipment, net	38,579	36,067

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	6,922

TOTAL ASSETS	$ 4,413,350	$ 5,043,146

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2007	2006
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 336,798	$ 257,717
Customer advance payments	86,972	89,804
Accrued salaries and wages	140,775	110,643
Accrued liabilities	48,714	267,887

Other current liabilities	6,442	8,430
Obligations under capital leases	3,315	3,165

Total current liabilities	623,016	737,646

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	-	887

Total liabilities	623,016	738,533

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 2,723 and 2,723 shares issued and outstanding, respectively	3	3
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 33 and 33 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,880,867 and 10,880,867 shares issued and outstanding, respectively	10,881	10,881
Additional paid-in capital	6,735,101	6,735,101
Accumulated deficit	(2,955,651)	(2,441,372)

Total shareholders' equity (deficit)	3,790,334	4,304,613

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 4,413,350	$ 5,043,146

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)

REVENUES	$ 931,463	$ 680,656

COST OF GOODS SOLD	595,209	399,867

Gross profit	336,254	280,789

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	888,067	406,416

Income (loss) from operations	(551,813)	(125,627)

OTHER INCOME (EXPENSE)
Interest and other expense	(720)	(6,419)
Interest and other income	38,254	-

Total other income (expense)	37,534	(6,419)

Income (loss) before income taxes	(514,279)	(132,046)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ (514,279)	$ (132,046)

EARNINGS PER SHARE:

NET LOSS PER SHARE, basic:	$ (0.05)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	10,880,867	3,819,161

NET LOSS PER SHARE, diluted	$ (0.05)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	10,880,867	3,819,161

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ (514,279)	$ (132,046)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	6,695	(11,533)
Depreciation expense	4,575	2,721
(Increase) decrease in assets:
Accounts receivable	408,137	178,068
Prepaid expenses and other assets	39,664	(10,205)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(111,948)	103,917
Customer advance payments	(2,832)	(4,562)

Total adjustments	344,291	258,406

Net cash provided by (used in) operating activities	(169,988)	126,360

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(7,087)	(2,200)

Net cash used in investing activities	(7,087)	(2,200)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(3,937)
Payments on notes payable - related parties	-	(4,499)
Payments on capital lease obligations	(737)	(1,235)

Net cash used in financing activities	(737)	(9,671)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(177,812)	114,489

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,354,597	446,142

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,176,785	$ 560,631

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 178	$ 2,102

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three month periods ended March 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2007 and 2006, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

NOTE B - PERFERRED AND COMMON STOCK SPLIT

At the shareholders' meeting held on December 27, 2006, shareholders granted authority for the board of directors to amend our articles of incorporation to effect a reverse stock split in a range of between one share for each five shares to one share for each ten shares of common and preferred stock outstanding immediately prior to the effective date of the reverse split, with the exact ratio of the reverse split to be determined by our board in their discretion at a later date. On January 22, 2007, the Company affected a one-for-five reverse stock split to shareholders of record as of that date. All share and per share information has been retroactively adjusted to reflect the stock split.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the ADS Media Group, Inc. ("ADS Media") Annual Report on Form 10-KSB for the year ended December 31, 2006. The consolidated financial statements and related footnotes included herein include the financial statements of Alternative Delivery Solutions, Inc. ("ADS").

Risk Factors and Cautionary Statements

When used in this report, the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," or "continue," "may," "will," "should," and similar expressions are intended to identify forward-looking statements. ADS Media wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of ADS Media to continue as a viable concern, the ability of ADS Media to obtain financing in order to implement its business plan and other risks detailed in ADS Media's periodic report filings with the Securities and Exchange Commission.

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

During the first quarter of 2007, revenues increased from same quarter performance in 2006, as we experienced an increasing number of smaller delivery orders providing a moderate level of margins. These margins were generally lower than those experienced in the same quarter of 2006 as the mix of new customers during the first quarter of 2007 provided lower margins Furthermore, we did provide one customer an additional discount on a large project that should prove to attract additional business at higher margins in the near term quarters.

Having completed and received equity funding in the second quarter and fourth quarter of 2006, management has set about installing the operational infrastructure needed to support the Company's projections of increased production and delivery requirements. This includes expanding the sales force nationally and developing our customer service department.

Our sales and marketing programs will continue to be further expanded and strengthened, allowing greater reach into the advertising community, and improving our competitive positioning.

Additionally, the management team has increased its efforts to build a solid pipeline of potential new business accounts. This will be further enhanced by the expansion of the Company's sales force. Given this focus on growing a base of new business customers, attention continues to be paid to controlling costs and maintaining margins, despite continued pressures from higher fuel costs and paper price increases.

Results of Operations for the Three Months Ended March 31, 2007, as Compared to the Three Months Ended March 31, 2006

From inception to March 31, 2007, ADS Media has incurred significant net losses from operations. Until the two rounds of equity investment in 2006, we did not have funds available from either new investments or cash flow to grow our business as we expected in our original marketing plan. Nevertheless, increases in revenue from operations have generally helped to offset the costs of building our infrastructure. As reflected in our financial statements, large customer orders can cause significant variances in quarter to quarter revenues, both positively impacting results or negatively should any planned work be postponed or even cancelled, or when compared to prior periods. The Company has been working on building a solid base of monthly and quarterly recurring revenue streams; however, typical with the media industry overall, impacts of large orders realized, delayed or cancelled can cause significant fluctuations in revenues realized from period to period.

Revenues. Revenues increased $250,807, or 37%, to $931,463 from $680,656, as a result of our efforts to build a solid customer base. Though some of our top customers for the first quarter of 2007 had conducted campaigns in 2006, this only accounted for a small portion of our revenues in the first quarter of 2007. This increased customer base resulted in improved first quarter revenue in 2007 over 2006.

Cost of Goods Sold. Cost of goods sold increased $198,342, or 49%, to $595,209 from $399,867. The increase was primarily attributed to a corresponding increase in revenues as discussed above, combined with slightly lower margins realized on the customer's campaigns in 2007.

Gross Profit. Gross profit increased $55,465, or 20%, to $336,254 from $280,789. The increase was primarily attributed to the increase in revenues and smaller gross margins as discussed above. The gross profit margin percentage decreased to 36% from 41%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased by $481,651 or 119% from the first quarter of 2006 to 2007. The increase was primarily due to expenses associated with building our business and operational infrastructure, including salaries and wages for a national direct sales force, professional fees associated with the Company's financial statement audits, related regulatory filings, and marketing services.

Income (loss) from operations. We lost $551,813 from operations in the first quarter of 2007, compared to a loss from operations of $125,627 in the same period in 2006. The loss reflects additional selling, administrative and other operating expenses for the first quarter of 2007 compared to 2006 as discussed above.

Other income (expense). Net other expense, the primary component being interest expense, was negligible in the first quarter of 2007. We repaid our outstanding, past due debts at the end of the fourth quarter of 2006 with the proceeds of the 2006 equity investment. We received interest income during the first quarter of 2007 from investment proceeds invested in a money market fund.

Net income (loss). Net income (loss) increased $382,233 to a loss of $514,279 from a loss of $132,046. The increase was primarily due to increased selling, administrative and other operating expenses as described above.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily from cash flow and through financing activities including private loans and raising capital through equity investments from individual investors. However, the $2,000,000 Roaring Fork investment in June 2006 and the additional $2,000,000 Charter ADS Media, L.P. ("Charter ADS") investment in October 2006, provide us the liquidity to invest in building the sales and operational infrastructure to grow our business. Based on these investments, operational plans have been updated, and efforts are underway to expand the sales organization and customer support, invest in marketing and advertising initiatives, expand distribution services, launch proprietary distribution products, and further develop our technology platforms related to delivery.

ADS Media had cash and cash equivalents of $3,176,785 as of March 31, 2007, compared to $3,354,597 as of December 31, 2006.

Working capital (measured by current assets less current liabilities) at March 31, 2007 was $3,494,833, compared to working capital of $4,012,511 at December 31, 2006. This decrease is primarily due to a decrease in cash, accounts receivable and a marginally smaller decrease in other accrued liabilities.

Changes in Financial Condition

For the three months ended March 31, 2007, cash used in operating activities totaled $169,988. The use of funds was primarily due to a decrease in accounts payable and accrued expenses. The provision of funds was primarily due to our net loss, and to a lesser extent a decrease in our accounts payable and accrued expense, offset by a decrease accounts receivables and prepaid expenses.

For the three months ended March 31, 2007, cash used in investing activities was $7,087 due to the purchase of computer equipment.

For the three months ended March 31, 2007, cash provided by financing activities totaled $737 due to payments on capital lease obligations.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive office and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007. During the time period covered by this report, there were no changes in our internal control over financial reporting.

From the third quarter of 2003 through fiscal 2006, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our quarterly and annual reports with the SEC on time for fiscal 2003, 2004 or the first three quarters of 2005. Inability to file a timely report indicates a material weakness in our internal control over financial reporting. We filed all past due reports with the SEC in the first quarter of 2006. Our 2005 and 2006 annual reports and our quarterly reports for 2006 were timely filed, but the lack of a separate CFO and CEO during those periods constituted a material weakness in internal control.

We retained the services of Tatum, LLC, to provide interim CFO and Controllership support during the second half of 2006 and the first quarter of 2007. We hired a permanent CFO during the first quarter of 2007, to assist in improving our controls and procedures for future reporting periods.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1+	Rule 13a-14(a)/15d-14(a) Certification
31.2+	Rule 13a-14(a)/15d-14(a) Certification
32.1+	18 U.S.C. Section 1350 Certification
32.2+	18 U.S.C. Section 1350 Certification

+	Filed with this Form 10-QSB

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADS MEDIA GROUP, INC.

Date: May 11, 2007	/s/ Clark R. Doyal
Clark R. Doyal, Chief Executive Officer

Date: May 11, 2007	/s/ Michael Wofford
Michael Wofford, Chief Financial Officer

