Form 10QSB
period 2007-06-30
ADS MEDIA GROUP INC
filed 2007-08-14
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2007	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of June 30, 2007, the registrant had 10,880,867 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,638,635	$ 3,354,597
Accounts receivable (net of allowance for doubtful accounts of $15,823 in 2007 and $9,932 in 2006)	731,397	1,259,850
Prepaid expenses	124,713	128,967
Other current assets	8,943	6,743

Total current assets	3,503,688	4,750,157

PROPERTY AND EQUIPMENT
Furniture and fixtures	39,232	36,870
Computer equipment	83,133	74,875
Less: accumulated depreciation	(84,810)	(75,678)

Total property and equipment, net	37,555	36,067

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	6,922

TOTAL ASSETS	$ 3,798,165	$ 5,043,146

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC. CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2007	2006
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 99,189	$ 257,717
Customer advance payments	67,650	89,804
Accrued salaries and wages	86,681	110,643
Accrued liabilities	76,132	267,887
Other current liabilities	2,030	8,430
Obligations under capital leases	2,543	3,165

Total current liabilities	334,225	737,646

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	-	887

Total liabilities	334,225	738,533

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 2,723 and 2,723 shares issued and outstanding, respectively	3	3
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 33 and 33 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,880,867 and 10,880,867 shares issued and outstanding, respectively	10,881	10,881
Additional paid-in capital	6,735,101	6,735,101
Accumulated deficit	(3,282,045)	(2,441,372)

Total shareholders' equity	3,463,940	4,304,613

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,798,165	$ 5,043,146

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ 1,017,265	$ 1,264,562	$ 1,948,728	$ 1,945,218

COST OF GOODS SOLD	595,094	759,119	1,190,302	1,158,986

Gross profit	422,171	505,443	758,426	786,232

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	778,566	754,883	1,666,633	1,161,299

Income (loss) from operations	(356,395)	(249,440)	(908,207)	(375,067)

OTHER INCOME (EXPENSE)
Interest expense	(189)	(4,839)	(909)	(11,258)
Interest and other income	30,189	-	68,443	-

Total other income (expense)	30,000	(4,839)	67,534	(11,258)

Income (loss) before income taxes and extraordinary item	(326,395)	(254,279)	(840,673)	(386,325)

INCOME TAXES	-	-	-	-

Income (loss) before extraordinary item	(326,395)	(254,279)	(840,673)	(386,325)

EXTRAORDINARY ITEM
Gain on extinguishment of liabilities (Note E)	-	454,740	-	454,740

NET INCOME	$ (326,395)	$ 200,461	$ (840,673)	$ 68,415

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

EARNINGS PER SHARE:

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM, basic	$ (0.03)	$ (0.06)	$ (0.08)	$ (0.09)

EXTRAORDINARY ITEM, basic	$ -	$ 0.10	$ -	$ 0.11

NET INCOME, basic	$ (0.03)	$ 0.04	$ (0.08)	$ 0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	10,880,867	4,332,004	10,880,867	4,077,000

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM, diluted	$ (0.03)	$ (0.06)	$ (0.08)	$ (0.09)

EXTRAORDINARY ITEM, diluted	$ -	$ 0.10	$ -	$ 0.11

NET INCOME, diluted	$ (0.03)	$ 0.04	$ (0.08)	$ 0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	10,880,867	4,332,004	10,880,867	4,077,000

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ (840,673)	$ 68,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	15,454	15,048
Depreciation expense	9,133	5,504
Issuance of common stock and warrants for services	-	10,000
Compensation expense from issuance of stock options	-	228,244
Gain on extinguishment of liabilities	-	(454,740)
(Increase) decrease in assets:
Accounts receivable	512,999	(80,074)
Prepaid expenses and other assets	2,054	(155,455)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(380,645)	105,889
Customer advance payments	(22,154)	(11,050)

Total adjustments	136,841	(336,634)

Net cash used in operating activities	(703,832)	(268,219)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(10,621)	(2,200)

Net cash used in investing activities	(10,621)	(2,200)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	1,923,188
Payments on notes payable	-	(40,653)
Payments on notes payable - related parties	-	(4,499)
Payments on capital lease obligations	(1,509)	(2,516)

Net cash provided by (used in) financing activities	(1,509)	1,875,520

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(715,962)	1,605,101

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,354,597	446,142

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,638,635	$ 2,051,243

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 321	$ 3,568

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of stock options in lieu of deferred compensation	$ -	$ 741,944

Conversion of notes payable into common stock	$ -	$ 201,627

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three and six month periods ended June 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2007 and 2006, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMON STOCK

During the three and six months ended June 30, 2006, the Company issued 3,732,743 shares of common stock in exchange for net proceeds of $1,923,188, consulting services of $10,000, exercise of stock warrants, and conversion of notes payable and accrued interest of $201,627.

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

During the three and six months ended June 30, 2007, the Company did not issue any shares of common stock.

NOTE C - STOCK WARRANTS

During the three and six months ended June 30, 2006, holders exercised warrants to purchase 32,183 shares of common stock. The company had recorded $20,919 in expenses related to the issuance of these warrants.

During the three and six months ended June 30, 2006, the Company issued warrants to purchase up to 628,107 shares of common stock in conjunction with the purchase of common stock. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.80 per share through 2011.

Also during the three and six months ended June 30, 2006, the Company issued 5,000 shares of common stock and warrants to purchase up to 5,000 shares of common stock in exchange for consulting services in the amount of $10,000. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.60 per share through 2008.

During the three and six months ended June 30, 2007, the Company issued no warrants to purchase shares of common stock and holders did not exercise any warrants.

As of June 30, 2007, a total of 1,840,512 warrants were outstanding at exercise prices ranging from $0.60 to $0.90 per share.

NOTE D - STOCK OPTIONS

In 2006, the Company adopted a 2006 Stock Option and Incentive Plan which provides for granting stock options and/or restricted stock awards to employees, directors and consultants of the Company as employment incentives.

During the three and six months ended June 30, 2006, the Company granted two key employees non-statutory stock options to purchase a total of 2,954,612 shares of common stock at an exercise price of $0.65 per share under the plan. However, only 738,654 (25%) of these options became exercisable and vested immediately on grant. The remaining 75% will vest over the next three years only if the key employees remain employed by the Company and if the company attains certain performance goals. If these options vest, 50% of the options become exercisable upon vesting, and the remaining 50% are exercisable one year after vesting. Early exercise provisions apply in the case of a change of control of the corporation. The Company recognized stock compensation expense of $269,312 as a result of this issuance. The key employees have not paid any consideration other than their continued service to the Company for these options. These options expire on June 20, 2016.

Also during the three and six months ended June 30, 2006, the Company granted non-statutory stock options to purchase 1,060,338 shares of common stock, valued at $327,644, to settle claims for compensation of past services totaling $741,944. These stock options vested immediately, enable the holders to purchase shares of the Company's common stock at an exercise price of $0.65 per share, and expire on June 20, 2016. The Company realized an extraordinary gain of $414,300 related to the issuance of these stock options and cancellation of deferred compensation.

As of June 30, 2007, a total of 4,596,578 stock options were outstanding, at exercise prices ranging from $0.50 to $0.65 per share, of which 1,981,900 were vested and exercisable.

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

The Company recorded $0 and $228,244 respectively in compensation expense relating to share-based payments in the three and six month periods ended June 30, 2007 and 2006, respectively.

NOTE H - RELATED PARTY TRANSACTIONS

The Company did not have any related party transactions during the three months and six months ended June 30, 2007.

During the three months and six months ended June 30, 2006, the Company issued 5,000 shares of common stock and warrants to purchase up to 5,000 shares of common stock to a director in exchange for consulting services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the ADS Media Group, Inc. ("ADS Media"), Annual Report on Form 10-KSB for the year ended December 31, 2006. The consolidated financial statements and related footnotes included herein include the financial statements of our wholly owned subsidiary, Alternative Delivery Solutions, Inc. ("ADS").

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

Overview and Plan of Operation

ADS Media, through ADS, operating under the trade name ADS Direct Media, is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery. Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, We provide our clients access to full service direct marketing, printing, list procurement, database management, and fulfillment. Our management is combining their expertise and relationships in direct marketing with sophisticated demographic mapping, tracking, and verification technology to deliver high quality direct marketing services. We are based in San Antonio, Texas, and serve customers throughout the United States.

During the second quarter of 2007, revenue increased from the first quarter of 2007 and we improved our gross profit margin to 42% from 36% in the first quarter of 2007. Management continues to make an effort to control selling, administrative other operating expenses as demonstrated by a 12% reduction in these expenses in the second quarter as compared to the first quarter of 2007.

Having completed and received equity funding in the second quarter and fourth quarters of 2006, management has set about installing the operational infrastructure needed to support our projections of increased production and delivery requirements. This includes expanding the sales force nationally and developing our customer service department.

Our sales and marketing programs will continue to be further expanded and strengthened, allowing greater reach into the advertising community, and improving our competitive positioning.

Additionally, the management team has increased its efforts to build a solid pipeline of potential new business accounts. This will be further enhanced by the expansion of our sales force. Given this focus on growing a base of new business customers, attention continues to be paid to controlling costs and maintaining margins, despite continued pressures from higher fuel costs and paper price increases.

Results of Operations for the Three Months Ended June 30, 2007, as Compared to the Three Months Ended June 30, 2006

From inception to June 30, 2007, we have incurred significant net losses from operations. Until the two rounds of equity investment in 2006, we did not have funds available from either new investments or cash flow to grow our business as we expected in our original marketing plan. Nevertheless, increases in revenue from operations have generally helped to offset the costs of building our infrastructure. As reflected in our financial statements, large customer orders can cause significant variances in quarter to quarter revenues, both positively impacting results or negatively should any planned work be postponed or even cancelled, or when compared to prior periods. We are building a solid base of monthly and quarterly recurring revenue streams; however, typical with the media industry overall, impacts of large orders realized, delayed or cancelled can cause significant fluctuations in revenues realized from period to period.

Revenues. Revenues decreased $247,297, or 20%, to $1,017,265 from $1,264,562. In the second quarter of 2006, a customer conducted several significant marketing campaigns, which were not continued in 2007 at the same pace as during the second quarter of 2006. Additionally, a customer had a significant one-time retail cooperative campaign during the second quarter of 2006.

Cost of goods sold. Cost of goods sold decreased $164,025, or 22%, to $595,094 from $759,119. The decrease resulted from the decreased activity discussed above, combined with opportunities to provide slightly higher margin products to our customers.

Gross profit. Gross profit decreased $83,272, or 16%, to $422,171 from $505,443. Gross profit declined less than our revenues or costs of goods sold because we focused on selling products that offer higher margins. Our gross profit margin percentage increased to 42% from 40%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $23,684, or 3%, to $778,566 from $754,883. The increase was primarily due to an increase in salaries for sales, professional and administrative staffing as we continued building our business and operational infrastructure. The increase in 2007 compared to 2006 was offset by compensation expense related to the grant of stock options in the second quarter of 2006 that was not repeated in 2007. Additionally, there were smaller increases in professional fees associated with our related regulatory filings, computer software license fees, and marketing services.

Loss from operations. Loss from operations increased $106,955 to a loss of $356,395 from a loss of $249,440. The decrease was primarily due to the decrease in gross profit and an increase in administrative expenses as described above.

Other income (expense). Net other expense, the primary component being interest expense, was negligible in the second quarter of 2007. We received interest income during the second quarter of 2007 from investment proceeds invested in a money market fund resulting in an increase in Other income of $34,839 to $30,000 net other income from net other expense of $4,839 in 2006.

Loss before extraordinary item. Loss before extraordinary item increased $72,116 to a loss of $326,395 from $254,279. The increase was primarily due to lower revenue and gross profit, partially offset by other income.

Extraordinary item. There were no extraordinary items for the three months end June 30, 2007. The sole component of the gain on extinguishment of liabilities in the three months ended June 30, 2006 was income of $454,740, attributable to the cancellation of deferred compensation and related grant of stock options.

Net income (loss). Net income decreased $526,856 to a loss of $326,395 from net income $200,461. The decrease in net income was primarily due to the extraordinary gain on extinguishment of liabilities in 2006 and the decrease in revenues and gross profit; offset by higher other income in 2007.

Results of Operations for the Six Months Ended June 30, 2007, as Compared to the Six Months Ended June 30, 2006

Revenues. Revenues in the first half of 2007 ($1,948,728) roughly equaled revenue from the first half of 2006 ($1,945,218). The first quarter or 2007 was stronger than in 2006 as we improved our customer base, followed by a weaker second quarter in 2007 compared to 2006, as previously described.

Cost of goods sold. Cost of goods sold increased slightly to $1,190,302 from $1,158,986. The increase was primarily attributed to slightly lower margins realized on the customer's campaigns in the first quarter of 2007.

Gross profit. Gross profit decreased $27,806 or 4%, to $758,426 from $786,232. The gross profit margin percentage decreased to 39% from 40% as management provided one customer an additional discount on a large project in 2007.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $505,334, or 44%, to $1,666,633 from $1,161,299. The increase was primarily due to expenses associated with building our business and operational infrastructure, including salaries and wages, professional fees associated with the recruitment of a national sales staff, cost of financial statement audits and related regulatory filings, and marketing services, and travel and entertainment, offset by compensation expense related to the grant of stock options in 2006 that did not occur in 2007.

Loss from operations. Loss from operations increased $533,140 to a loss of $908,207 from $375,067. The increased loss resulted mainly from the increase in compensation and administrative expenses as discussed above.

Other income (expense). Net other income increased $78,792, to $67,534 in 2007 from net other expense of $11,258 in 2006. The increase resulted from repayment and conversion of debt after the equity investments received in 2006, and the receipt of interest income during 2007 from cash invested in a money market fund pending investment to improve operations.

Loss before extraordinary item. Loss before extraordinary item increased $454,348 to a loss of $840,673 from a loss of $386,325. The increase was primarily due to the increase in selling, administrative and other operating expenses, as discussed above.

Extraordinary item. We received extraordinary income of $454,740 in 2006 from the cancellation of deferred compensation and related grant of stock options.

Net income (loss). Net income (loss) increased $909,088 to a loss of $840,673 from income of $68,415. The decrease in net income was primarily due to higher selling, administrative and other operating expenses coupled with the extraordinary gain on extinguishment of liabilities that occurred in 2006.

Liquidity and Capital Resources

Our working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. The Roaring Fork and Charter ADS investments in June 2006 and October 2006 provided us the liquidity to invest in building our sales and operational infrastructure to grow our business. Based on this investment, operational plans are being updated, and efforts are under way to expand the sales organization and customer support, invest in marketing and advertising initiatives, expand distribution services, launch proprietary distribution products, and further develop our technology platforms related to delivery.

We had cash and cash equivalents of $2,638,635 as of June 30, 2007, compared to $3,354,597 as of December 31, 2006.

Working capital (measured by current assets less current liabilities) at June 30, 2007, was $3,169,463, compared to a $4,012,511 at December 31, 2006. This decrease is primarily due to a decrease in cash and accounts receivable, and by a decrease in accrued liabilities and accounts payable.

Changes in Financial Condition

For the six months ended June 30, 2007, cash used in operating activities totaled $703,832. The use of funds was primarily due to our net loss, decreases in accounts payable and customer advance payments. The provision of funds was primarily due to our decrease in net accounts receivable. For the six months ended June 30, 2006, cash used in operating activities totaled $268,219. The use of funds was primarily due to the gain on extinguishment of liabilities, a significant increase in prepaid expenses and other assets and an increase in accounts receivable, partially offset by the compensation expense from issuance of stock options and a significant decrease in accounts payable and accrued expenses.

For the six months ended June 30, 2007, cash used in investing activities was $10,621 for capital expenditures. For the six months ended June 30, 2006, cash used in investing activities was $2,200, attributed to small capital expenditures.

For the six months ended June 30, 2007, cash used in financing activities was $1,509. For the six months ended June 30, 2006, cash provided by financing activities totaled $1,875,520 due mainly to the proceeds from the issuance of common stock, partially offset by payments on notes payable and capital lease obligations. In the first six months of 2006 we netted proceeds from the sale of common stock of $1,923,188.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based on that evaluation, our management, including the chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007. During the time period covered by this report, there were no changes in our internal control over financial reporting.

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

ADS MEDIA GROUP, INC.

Date: August 14, 2007	/s/ Clark R. Doyal
Clark R. Doyal, Chief Executive Officer

Date: August 14, 2007	/s/ Michael Wofford
Michael Wofford, Chief Financial Officer

