Form 10QSB
period 2007-09-30
ADS MEDIA GROUP INC
filed 2007-11-14
CIK 901899

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2007	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

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

As of September 30, 2007, the registrant had 10,880,867 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,338,124	$ 3,354,597
Accounts receivable (net of allowance for doubtful accounts of $22,129 in 2007 and $9,932 in 2006)	324,718	1,259,850
Prepaid expenses	148,581	128,967
Other current assets	20,618	6,743

Total current assets	2,832,041	4,750,157

PROPERTY AND EQUIPMENT
Furniture and fixtures	39,232	36,870
Computer equipment	89,940	74,875
Less: accumulated depreciation	(89,666)	(75,678)

Total property and equipment, net	39,506	36,067

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	6,922

TOTAL ASSETS	$ 3,128,469	$ 5,043,146

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2007	2006
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 88,347	$ 257,717
Customer advance payments	90,879	89,804
Accrued salaries and wages	136,454	110,643
Accrued liabilities	58,429	267,887
Other current liabilities	-	8,430
Obligations under capital leases	1,734	3,165

Total current liabilities	375,843	737,646

OBLIGATIONS UNDER CAPITAL LEASES, LONG-TERM	-	887

Total liabilities	375,843	738,533

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 2,723 and 2,723 shares issued and outstanding, respectively	3	3
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 33 and 33 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,880,867 and 10,880,867 shares issued and outstanding, respectively	10,881	10,881
Additional paid-in capital	6,735,101	6,735,101
Accumulated deficit	(3,993,359)	(2,441,372)

Total shareholders' equity	2,752,626	4,304,613

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,128,469	$ 5,043,146

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$ 523,903	$ 1,157,398	$ 2,472,631	$ 3,102,616

COST OF GOODS SOLD	335,885	764,978	1,526,188	1,923,964

Gross profit	188,018	392,420	946,443	1,178,652

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	925,944	455,495	2,592,576	1,616,794

Income (loss) from operations	(737,926)	(63,075)	(1,646,133)	(438,142)

OTHER INCOME (EXPENSE)
Interest expense	(325)	(372)	(1,234)	(11,630)
Interest and other income	26,937	456	95,380	456

Total other income (expense)	26,612	84	94,146	(11,174)

Income (loss) before income taxes and extraordinary item	(711,314)	(62,991)	(1,551,987)	(449,316)

INCOME TAXES	-	-	-	-

Income (loss) before extraordinary item	(711,314)	(62,991)	(1,551,987)	(449,316)

EXTRAORDINARY ITEM
Gain on extinguishment of liabilities (Note E)	-	-	-	454,740

NET INCOME	$ (711,314)	$ (62,991)	$ (1,551,987)	$ 5,424

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

EARNINGS PER SHARE:

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM, basic	$ (0.07)	$ (0.01)	$ (0.14)	$ (0.09)

EXTRAORDINARY ITEM, basic	$ -	$ -	$ -	$ 0.09

NET INCOME, basic	$ (0.07)	$ (0.01)	$ (0.14)	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	10,880,867	7,551,904	10,880,867	5,248,030

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM, diluted	$ (0.07)	$ (0.01)	$ (0.14)	$ (0.07)

EXTRAORDINARY ITEM, diluted	$ -	$ -	$ -	$ 0.07

NET INCOME, diluted	$ (0.07)	$ (0.01)	$ (0.14)	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	10,880,867	7,551,904	10,880,867	6,467,629

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ (1,551,987)	$ 5,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	21,759	8,839
Depreciation expense	13,989	9,907
Issuance of common stock and warrants for services	-	10,000
Compensation expense from issuance of stock options	-	228,244
Gain on extinguishment of liabilities	-	(454,740)
(Increase) decrease in assets:
Accounts receivable	913,373	(172,916)
Prepaid expenses and other assets	(33,489)	(56,640)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(361,447)	(84,337)
Customer advance payments	1,075	(7,450)

Total adjustments	555,260	(519,093)

Net cash used in operating activities	(996,727)	(513,669)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(17,428)	(25,639)

Net cash used in investing activities	(17,428)	(25,639)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	1,923,188
Payments on notes payable	-	(40,653)
Payments on notes payable - related parties	-	(34,499)
Payments on capital lease obligations	(2,318)	(3,842)

Net cash provided by (used in) financing activities	(2,318)	1,844,194

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,016,473)	1,304,886

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,354,597	446,142

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,338,124	$ 1,751,028

The accompanying notes are an integral part of these consolidated financial statements.

5

ADS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the nine months ended
	2007	2006
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 427	$ 3,940

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of stock options in lieu of deferred compensation	$ -	$ 741,944

Conversion of notes payable into common stock	$ -	$ 201,627

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. ("ADS Media" or the "Company") for the three and nine month periods ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2007 and 2006, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE B - COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 3,732,743 shares of common stock in exchange for net proceeds of $1,923,188, consulting services of $10,000, exercise of stock warrants, and conversion of notes payable and accrued interest of $201,627.

All of these securities were issued in privately negotiated transactions effected in reliance on the exemption contained in Section 4(2) of the Securities Act.

During the three and nine months ended September 30, 2007, the Company did not issue any shares of common stock.

NOTE C - STOCK WARRANTS

During the nine months ended September 30, 2006, holders exercised warrants to purchase 32,183 shares of common stock. The company had recorded $20,919 in expenses related to the issuance of these warrants.

During the nine months ended September 30, 2006, the Company issued warrants to purchase up to 628,107 shares of common stock in conjunction with the purchase of common stock. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.80 per share through 2011.

Also during the nine months ended September 30, 2006, the Company issued 5,000 shares of common stock and warrants to purchase up to 5,000 shares of common stock in exchange for consulting services in the amount of $10,000. These warrants enable the holder to purchase shares of the Company's common stock at an exercise price of $0.60 per share through 2008.

During the three and nine months ended September 30, 2007, the Company issued no warrants to purchase shares of common stock and holders did not exercise any warrants.

As of September 30, 2007, a total of 1,840,512 warrants were outstanding at exercise prices ranging from $0.60 to $0.90 per share.

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

Also during the nine months ended September 30, 2006, the Company granted non-statutory stock options to purchase 1,060,338 shares of common stock, valued at $327,644, to settle claims for compensation of past services totaling $741,944. These stock options vested immediately, enable the holders to purchase shares of the Company's common stock at an exercise price of $0.65 per share, and expire on June 20, 2016. The Company realized an extraordinary gain of $414,300 related to the issuance of these stock options and cancellation of deferred compensation.

As of September 30, 2007, a total of 4,596,578 stock options were outstanding, at exercise prices ranging from $0.50 to $0.65 per share, of which 1,981,900 were vested and exercisable.

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

The Company recorded $0 and $228,244 respectively in compensation expense relating to share-based payments in the three and nine month periods ended September 30, 2007 and 2006, respectively.

NOTE H - RELATED PARTY TRANSACTIONS

The Company did not have any related party transactions during the three months and nine months ended September 30, 2007.

During the nine months ended September 30, 2006, the Company issued 5,000 shares of common stock and warrants to purchase up to 5,000 shares of common stock to a director in exchange for consulting services.

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

Overview and Plan of Operation

ADS Media Group, Inc., through its wholly owned subsidiary, ADS, is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery. Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, ADS provides its clients access to full service direct marketing, printing, list procurement, database management, and fulfillment. ADS' management is combining their expertise and relationships in direct marketing with sophisticated demographic mapping, tracking, and verification technology to deliver high quality direct marketing services. ADS Media is based in San Antonio, Texas, and serves customers throughout the United States and Canada.

For the nine months ended September 30, 2007, revenues decreased from same nine month performance in 2006, as some of our larger customers have pushed back their direct marketing plans. We continue to have gross profit margins of 38%, as was the case during the first nine months of 2006. The Company has begun to expand a segment of its business, phone directory deliveries, in the third quarter of 2007 and have received customer commitments for more deliveries in the fourth quarter and into 2008. The company believes that this segment will became a larger component of our customer base in 2008 than in previous years. Additionally, we began in the second quarter of 2007 and have continued throughout the third quarter, providing door to door delivery of direct marketing materials (product samples) to households in Canada.

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

Results of Operations for the Three Months Ended September 30, 2007, as Compared to the Three Months Ended September 30, 2006

From inception to September 30, 2007, ADS Media has incurred significant net losses from operations. Until the two rounds of equity investment in 2006, we did not have funds available from either new investments or cash flow to grow our business as we expected in our original marketing plan. Nevertheless, increases in revenue from operations have generally helped to offset the costs of building our infrastructure. As reflected in our financial statements, large customer orders can cause significant variances in quarter to quarter revenues, both positively impacting results or negatively should any planned work be postponed or even cancelled, or when compared to prior periods. The Company has been working on building a solid base of monthly and quarterly recurring revenue streams; however, typical with the media industry overall, impacts of large orders realized, delayed or cancelled can cause significant fluctuations in revenues realized from period to period.

Revenues. Revenues decreased $633,495, or 55%, to $523,903 from $1,157,398. In the third quarter 2006, our two largest customers had conducted several significant marketing campaigns which were not repeated in the third quarter of 2007.

Cost of goods sold. Cost of goods sold decreased $429,093, or 56%, to $335,885 from $764,978. The decrease was primarily attributed to a corresponding decrease in business as discussed above, combined with opportunities to provide slightly higher margin products to our customers.

Gross profit. Gross profit decreased $204,402, or 52%, to $188,018 from $392,420. The decrease was primarily attributed to the decrease in revenues combined with margins improving as a result of the focus on selling products that offer higher gross profit. The gross profit margin percentage increased to 36% from 34%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $470,449, or 103%, to $925,944 from $455,495. The increase was primarily due to an increase in salaries and benefits for sales, professional and administrative staffing as we built our business and operational infrastructure. Additionally, we incurred an increase in advertising, insurance and computer related expenses to further build our infrastructure.

Income (loss) from operations. Income (loss) from operations increased $674,851 to a loss of $737,926 from a loss of $63,075. The decrease was primarily due to the decrease in gross profit and an increase in administrative expenses as described above.

Other income (expense). Net other expense, the primary component being interest expense, was negligible in the third quarter of 2007. We received interest income during the third quarter of 2007 from investment proceeds invested in a money market fund resulting in an increase in Other income of $26,528 to $26,612 net other income from net other income of $84 in 2006.

Net income (loss). Net loss increased $648,323 to a loss of $711,314 from net loss of $62,991. The increase in net loss was primarily due to the decrease in revenues and gross profit; offset by higher other income in 2007.

Results of Operations for the Nine Months Ended September 30, 2007, as Compared to the Nine Months Ended September 30, 2006

Revenues. Revenues decreased $629,985 to $2,472,631 from $3,102,616. The decrease was primarily due to the decline in sales and revenue during our third quarter 2007, as previously stated.

Cost of goods sold. Cost of goods sold decreased $397,776, or 21%, to $1,526,188 from $1,923,964. The decrease was primarily attributed to our decrease in business during the third quarter of 2007 compared to 2006.

Gross profit. Gross profit decreased $232,209 or 20%, to $946,443 from $1,178,652. The gross profit margin percentage has remained at 38% for the nine months ended September 30, 2007 and 2006. The gross profit decrease is primarily due to our lower third quarter 2007 gross profit relative to third quarter 2006.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $975,782, or 60%, to $2,592,576 from $1,616,794. The increase was primarily due to a full nine months of expenses associated with building our business and operational infrastructure, including salaries and wages, professional fees associated with the recruitment of a national sales staff, Company's financial statement audits and related regulatory filings and, marketing services, and travel and entertainment. We had not fully ramped up our infrastructure until the last quarter of 2006. Additionally, we had an offset of compensation expense related to the grant of stock options in 2006 that did not occur in 2007.

Loss from operations. Loss from operations increased $1,207,991 to a loss of $1,646,133 from $438,142. The decrease was primarily due to the increase in compensation and administrative expenses as discussed above.

Other income (expense). Net other income, increased $105,320, to $94,146 from net other expense of $11,174 due to lower outstanding debt as majority of debt converted to equity in 2006 and interest income during 2007 from excess cash invested in a money market fund.

Loss before extraordinary item. Loss before extraordinary item increased $1,102,671 to a loss of $1,551,987 from a loss of $449,316. The increase was primarily due to the increase in selling, administrative and other operating expenses, as discussed above.

Extraordinary item. In 2006, we received non-recurring income of $454,740 from the cancellation of deferred compensation and related grant of stock options.

Net income (loss). Net income (loss) increased $1,557,411 to a loss of $1,551,987 from income of $5,424. The decrease in net income was primarily due to lower gross profit, higher selling, administrative and other operating expenses coupled with the extraordinary gain on extinguishment of liabilities that occurred in 2006.

Liquidity and Capital Resources

ADS Media's working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. However, the Roaring Fork and Charter ADS investments in June 2006 and October 2006, respectively, have provide us the liquidity to invest in building the sales and operational infrastructure to grow our business. Based on this investment, operational plans are being updated, and efforts are underway to expand the sales organization and customer support, invest in marketing and advertising initiatives, expand distribution services, launch proprietary distribution products, and further develop our technology platforms related to delivery.

ADS Media had cash and cash equivalents of $2,338,124 as of September 30, 2007, compared to $3,354,597 as of December 31, 2006. We believe that we have sufficient liquidity for the remainder of 2007 and do not foresee any liquidity demands that cannot be met from cash flow.

Working capital (measured by current assets less current liabilities) at September 30, 2007 was $2,456,198, compared to a $4,012,511 at December 31, 2006. This decrease is primarily due to a decrease in cash and accounts receivable, and by a decrease in accrued liabilities and accounts payable.

Changes in Financial Condition

For the nine months ended September 30, 2007, cash used in operating activities totaled $996,727. The use of funds was primarily due to Company's net loss, decreases in accounts payable and accrued liabilities. The provision of funds was primarily due to our decrease in net accounts receivable. For the nine months ended September 30, 2006, cash used in operating activities totaled $513,669. The use of funds was primarily due to the gain on extinguishment of liabilities, increases in accounts receivable and prepaid expenses and other assets, and a decrease in accounts payable and accrued expenses, partially offset by the compensation expense from issuance of stock options.

For the nine months ended September 30, 2007, cash used in investing activities was $17,428 for capital expenditures. For the nine months ended September 30, 2006, cash used in investing activities was $25,639, attributed to small capital expenditures.

For the nine months ended September 30, 2007, cash used in financing activities was $2,318. For the nine months ended September 30, 2006, cash provided by financing activities totaled $1,844,194 due mainly to the proceeds from the sale of common stock, partially offset by payments on notes payable and capital lease obligations. In 2006 we netted proceeds from the sale of common stock of $1,923,188.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer, who also serves as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on that evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective as of September 30, 2007. During the time period covered by this report, there were no changes in our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADS MEDIA GROUP, INC.

Date: November 13, 2007	/s/ Clark R. Doyal
Clark R. Doyal, Chief Executive Officer

Date: November 13, 2007	/s/ Michael Wofford
Michael Wofford, Chief Financial Officer

