Form 10KSB
period 2007-12-31
ADS MEDIA GROUP INC
filed 2008-03-31
CIK 901899

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	Commission File No. 000-24778

ADS MEDIA GROUP, INC.
(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249-3426
(Address of principal executive offices)

Issuer’s telephone number: (210) 655-6613

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[	] Yes	☒ No

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for the fiscal year ended December 31, 2007, were $3,434,654.

The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 29, 2008, was $1,849,747, based on that day's closing price quotation on the OTC Bulletin Board.

The number of shares of the registrant’s common stock outstanding as of February 29, 2008, was 10,880,867.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

ADS Media Group, Inc. (“we”, “us”, “our” or the “Company”), through our wholly owned subsidiary, Alternative Delivery Solutions, Inc. (“ADS”), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery.  Alternate delivery involves the creation, packaging and delivery (usually on the doors of homes) of solo marketing pieces and co-op marketing programs containing between 2 and 7 pieces of direct marketing material (e.g., brochures, coupons, advertisements and other offerings) to targeted audiences. In addition to alternate delivery, through outsourcing arrangements, we provide our clients access to full service direct marketing, printing, list procurement, database management, and fulfillment.  Our management is combining their expertise and relationships in direct marketing with sophisticated demographic mapping, tracking, and verification technology to deliver high quality direct marketing services.  We are based in San Antonio, Texas, and serve customers throughout the United States.

Plan of Operation

ADS is a marketing solutions company that happens to provide door distribution services as our primary offering. It is this point of differentiation that separates us from the traditional door delivery marketing company, and allows us to acquire business from the most recognized names in the United States, as well as top advertising agencies. We have set out to develop national door direct delivery capabilities that can provide scale and a high degree of reliability, sophisticated geo-demographic targeting and mapping capabilities, the full suite of production and mailing services, and proprietary product solutions in addition to providing single client specific campaign support. This past year, we have expanded the Yellow Page directory delivery portion of our business, leveraging our technology and delivery capabilities. Directory publishers require usage of their Yellow Page products to help renew and sell advertising for subsequent editions. ADS has the enhanced delivery processes to directly influence usage by providing faster, more accurate delivery.

Building upon the capabilities of commercially available mapping software, ADS has developed proprietary programs that accelerate the time involved in this part of the planning process, thereby enabling our customers with time sensitive data to bring their campaign to market much sooner. Also, these proprietary programs have kept our overhead costs associated with mapping to a minimum, which improves margins. For example, a client with multiple locations across the country can receive information specific to each location in a matter of hours or even minutes, utilizing our front end mapping engines. This work used to take days, and even weeks, requiring extensive manual intervention. Speed to market is critical for our clients, and we are able to provide them with the quick turnaround they need as a result of our proprietary front end delivery campaign systems, combined with the latest in commercially available mapping software.

ADS has developed proprietary software to enhance commercially available GPS (Global Positioning Systems) for the tracking and verification of delivery services. During 2007, ADS launched its “beta” version of “Real Time Verification” (RTV). This new technology will provide ADS with a distinct competitive advantage in the distribution industry, once fully implemented. The RTV system allows ADS to track deliveries in virtual real time, with once a minute updates of distributor location by individual delivery personnel. The information is relayed to ADS’ Network Operation Center, with automated updates and alerts regarding delivery performance. The relative position of each delivery person or crew is plotted on a delivery map that can be viewed simultaneously by ADS’ clients via the Internet. No special software is required by the customer in order to see their deliveries occur in virtual “real time”. The GPS component records the relative position of each walker carrying a specially designed device, and then transmits this position to ADS via the wireless network. That information is then translated into viewable maps for both the company distribution management, and the client; helping to provide control and feedback of quality distribution performance. This same technology platform can be utilized by other companies in the distribution industry, and any business needing to track delivery or personnel. ADS plans to take this technology to market after it completes its testing and initial implementation.

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

During its initial five year history, ADS experienced net losses in 2001 through 2003 and basically broke even in 2004. During 2005, ADS experienced the best financial performance since the inception of the Company, primarily driven by strong sales performance of door delivery programs. A large percentage of the clients throughout 2005 represented repeat business, with some having placed monthly orders since the fourth quarter of 2004. Other clients were less frequent in their order rate; however, a few had been advertising with us for over three years. The fiscal year ended December 31, 2005 was the first fiscal year in which we realized a significant net profit.

In fiscal 2006, we experienced an increase in the number of smaller delivery orders, along with certain new large volume programs; however, revenue levels of 2006 did not match those of 2005 (down approximately 12%). Conversely, extraordinary expenses related to equity funding further impacted profitability for the year end.

Seeking external sources of funds to accelerate growth of the business required a large portion of management’s focus during 2006. As a result, we completed a first round of equity funding during the second quarter of the year, and a second round of equity funding during the fourth quarter. This capital was sought to help expand ADS’ sales footprint in major cities across the U.S., launch a newly revised version of La Canasta de Valores (Hispanic targeted advertising cooperative), develop new delivery systems technology platforms, and to expand the distribution and sales support operations. Some of this expansion began in 4th quarter of 2006, with the remainder occurring in 2007.

Late in 2006 and continuing through the 1st Quarter of 2007, we expanded our national sales force, hiring sales people in Dallas, Chicago, Los Angeles, Miami and New York, Later in 2007, additional sales personnel were added in New York and San Antonio. Correspondingly, sales support personnel were hired. Additional investment was made to produce new sales collateral, update the company’s brand image (including our website), and the launch of an extensive advertising campaign promoting ADS and the company’s Hispanic marketing program, La Canasta de Valores.

Despite the investment in new branding, advertising, additional sales personnel, and the expansion into new programs and markets, sales for 2007 were off by 29% as compared with 2006. The sales cycle and ramp-up associated with our new sales team was expected to occur much sooner than realized in 2007. Though some new customers were acquired from this investment, most of 2007 revenue was generated from previously established clients. Also, anticipated national campaigns slated for 2007 from two of our largest clients failed to come to fruition.

The advertising push did not result in the desired increase in new customers and sales. However, we are seeing greater recognition of the company within certain client circles. We plan to continue working on strengthening our expanded sales group’s performance, bringing to fruition this investment. Again, most of that impact, due to an elongated sales cycle and learning curve, will be realized in 2008.

La Canasta de Valores was launched in October of 2007, though the revenue, and corresponding financial contribution was other than expected. We will continue to work on future editions for 2008 given our past experience with the program, awareness within the advertising community, and the growing opportunity provided by this market segment.

We did realize greater than expected sales growth in the directory delivery portion of our business, and efforts were strengthened to address this opportunity. The sales cycle for directory can be several months, and will have more impact on 2008 and beyond.

Our business activity in Canada began to expand mid-year, and remained strong throughout 2007. As with the directory side of our business, the full potential has yet to be realized. We plan on addressing the Canadian market opportunity fully in 2008.

Marketing and Distribution

During 2006, ADS adopted the trade name ADS Direct Media, designed a new logo, and developed new marketing materials. In 2007, ADS launched its first advertising campaign, including special focus on La Canasta de Valores. Additionally, ADS leveraged its public relations efforts to garner both paid and free exposure in key media outlets. This effort lasted for the first three quarters of the year, and did not result in any significant sales inLa Canasta, or in general. It did; however, provide ADS with a much higher awareness and recognition with advertising agencies, media companies, and with some marketing organizations.

We have worked hard over the past several years to provide our customers with the best client experience possible. This goes beyond providing high quality distribution to include client services on the front end of every campaign, starting with our comprehensive geo-demographic targeting and mapping capabilities, delivery tracking and verification enhancements, commercial printing services, and fulfillment. Our clients are provided with a “one-stop” buying experience that provides for greater convenience, better quality and end to end production control, at a very competitive price. Complimentary to our door delivery solutions is our ability to offer the full line of direct mail services. Our management staff is comprised of talented direct marketers, possessing a wealth of experience relative to media and marketing in general.

In 2007, we continued to develop new revenue producing contacts, especially with general market and Hispanic advertising agencies. An individual with extensive knowledge and experience in the Hispanic market was brought on board during 2006, as a VP Marketing and Sales, Hispanic Market. Besides having direct responsibility for launching the redefined La Canasta program, this individual, through her business associations, has continued to help raise our visibility within the national Hispanic market.

Advertising agencies are always looking for new print media alternatives. Though door direct has been an established media long before television and radio, it is considered a new media alternative. Declining response rates and higher costs associated with traditional media have forced advertisers and their agencies to look for ways to generate better returns on the media dollar invested.

We have found new sales relationships that will provide us with better reach into the retail and consumer packaged goods sectors. This expansion of our sales efforts looks to leverage the decline of newspaper circulation, and postal rate increases, to provide alternatives to advertisers looking to reach consumers. Also, we have begun to work with companies that either publish or sell to publishers, developing new platforms for sampling and inserts, previously distributed via newspapers or magazines. This change in the print media landscape will provide fertile ground for ADS in 2008.

This change in strategy has necessitated that we continue to develop new delivery sources nationally and now internationally. During the 4th quarter of 2007, through a couple of new sales relationships, we began distributing in central and western areas of Canada. Alternative postal delivery is widely accepted across all of Canada, with well developed distribution in the more densely populated eastern provinces. However, there has been significant growth occurring in provinces like Alberta and westward, fueled by the oil and gas industry. This has given ADS the opportunity to provide delivery services in an area that has not been well established by Canadian distribution companies.

Technology Systems Development

Beginning in 2006, and continuing throughout 2007, we invested in developing and refining our geo-demographic mapping capabilities. We successfully developed and launched new proprietary software that automates much of the actions and labor required during the mapping process. This proprietary software was designed not only to reduce the man-hours associated with these activities, but just as importantly, to provide our customers with a tool that would allow them to be involved in determining their own delivery footprint. We recognized that our clients were requesting more involvement in determining the actual delivery areas for their campaigns. This has been especially important for large franchised operations, such as the quick serve restaurant industry. In these instances, the corporate marketing groups and their advertising agencies want to allow franchisees control in determining both the delivery area and their costs, relative to budget, for these types of campaigns. We now have the capability to provide them with a tool that allows them to manage their own campaigns - to determine delivery area, the type of message/offer used, and the scheduling of distribution. This benefits us as well, by offsetting the labor costs associated with the development of delivery maps for these types of campaigns, and allows faster turnaround in the client planning process. It also provides a user friendly environment for our clients.

ADS has developed proprietary software to enhance commercially available GPS (Global Positioning Systems) for the tracking and verification of delivery services. During 2007, ADS launched its “beta” version of “Real Time Verification” (RTV). This new technology provides ADS with a distinct competitive advantage in the distribution industry, once fully implemented. The RTV system allows ADS to track deliveries in virtual real time, with once a minute updates of distributor location by individual delivery personnel. The information is relayed to ADS’ Network Operation Center, with automated updates and alerts regarding delivery performance. The relative position of each delivery person or crew is plotted on a delivery map that can be viewed simultaneously by ADS’ clients via the Internet. No special software is required by the customer in order to see their deliveries occur in virtual “real time”. The GPS component records the relative position of each walker carrying a specially designed device, and then transmits this position to ADS via the wireless network. That information is then translated into viewable maps for both the company distribution management, and the client...helping to provide control and feedback of quality distribution performance. This same technology platform can be utilized by other companies in the distribution industry, and any business needing to track delivery or personnel. ADS plans to take this technology to market after it completes its testing and initial implementation.

In 2007, we launched our newly branded website on the Internet, still at our original address at www.adsmediagroup.com. The site reflects the new company logo, and our new branding for ADS Direct Media, along with an enhanced Veritrac portal for our clients to monitor their delivery status and to view “Real Time Verification.”

Market Overview

Ever increasing postage rates, combined with lower response from direct mail programs, have created an ideal market opportunity for door distribution programs. Similarly, newspapers are seeing declines in readership. The percentage of adults reading the Sunday newspaper has gone down each year, from 2000 through 2007. The Hispanic population is the fastest growing segment of the population according the U.S. Census Bureau; however, the total number of Hispanics reading the Sunday newspaper has also gone down each year since 2000, representing only 34.5% of the identified adult Hispanic population in 20061. Meanwhile, rates for newspaper advertising continue to rise.

Advertisers are looking for better reach and return, and alternate delivery provides both. We have access to a national network of delivery resources, providing door-to-door delivery, and can extend this reach utilizing other delivery vendors capable of supplementing the existing delivery network on a city specific basis. Depending on customer requirements, delivery can be performed anywhere in the United States, Mexico, Canada, and Puerto Rico. Canada is providing the most immediate growth for ADS, with deliveries occurring regularly in central and western regions of the country.

The need for timely and accurate delivery of Yellow Page directories, and Publishers’ willingness to invest in such, has provided increased opportunity for ADS to leverage its delivery capabilities. Despite the growth of Internet Yellow Pages usage, the printed directory world continues to thrive, as demonstrated by new Publishers continuing to enter the market, providing a rich environment for ADS going forward.

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

1 Source: Scarborough Research Top 50 Market Reports 1998-2006, Sunday Newspaper Research Trends – Race/Ethnicity

Competition

The advertising market in general, and the alternative delivery market specifically, are highly competitive, with a proliferation of existing groups at local and regional levels, offering similar services to ours. This is true with the directory delivery industry, and in alternative distribution throughout Canada. In addition to being highly competitive, these markets are subject to rapid innovation and technological change, shifting consumer preferences and frequent new product and service introductions. Additionally, competition exists from traditional products and services offered through other marketing mediums and channels, such as newspaper, other print media, television, radio, billboard and internet sites.

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

2006 Equity Investment

In June and October 2006, Roaring Fork Capital SBIC, L.P. (“Roaring Fork”) and Charter ADS Media, L.P. (“Charter ADS”), respectively, purchased an aggregate of 6,281,062 shares of common stock and a warrant to purchase an additional 1,256,214 common shares at an exercise price of $0.80 per share for a total purchase price of $4,000,000 (the “2006 venture capital investment”). We used part of the proceeds of these investments to reduce our accounts payable, and we expect to use the remainder to invest in program marketing and sales personnel, improve our information technology system, increase our administrative staff and fund the further development of our La Canasta program.

In connection with the 2006 venture capital investment, we also paid investment fees of $225,000 and issued 376,864 shares of our common stock to First Continental Capital, LP, for their services in connection with the sale and paid $50,000 to the 2006 investors to reimburse their legal expenses.

The 2006 venture capital investment agreement, as amended, required us to file a registration statement with the SEC to register 500,000 of the shares sold under it by February 14, 2007 and to register the remaining shares sold under it during the remainder of 2007 as market and regulatory conditions permit. The investment agreement also provides the 2006 investors with “piggyback” rights to participate in any future registrations we may file to sell our shares.

The 2006 venture capital investment agreement contained certain other covenants and requirements for our business and operations, including the following:

•	We expanded our board of directors to five members and elected three independent directors who are acceptable to the 2006 investors.
•	We adopted a one-for-five reverse stock split of our capital stock.
•	We obtained key man life insurance policies on our two key executives, Mr. Doyal and Mr. Schell, for $2,000,000 each and agreed to maintain the policies in existence for at least two years.
•	We granted the 2006 investors a right of first refusal on all sales of equity securities prior to November 30, 2008, pro rata according to their proportionate ownership of our equity.
•

We agreed not to declare or pay any dividends or distributions on our capital stock prior to November 30, 2008, without the approval of holders of a majority of the stock bought pursuant to the 2006 venture capital investment agreement.

•

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

No additional equity capital was raised in 2007.

Employees

On December 31, 2007, ADS Media and its subsidiary had twenty-six full-time employees, including ten in sales and marketing, nine in distribution and fulfillment services and seven in general and administrative functions. In addition, we routinely engage outside contractors to perform fulfillment and distribution operations.

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

PART II

ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From January 1, 2004, to February 5, 2007, our common stock traded in the Pink Sheets Electronic Quotation System under the symbol ADSM until January 19, 2007, and under the symbol AMGU after January 19, 2007. On February 6, 2007, our common stock began trading on the OTC Bulletin Board, also under the symbol AMGU.

The following table sets forth the range of high and low bid prices of the Common Stock for the periods indicated. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Our stock is thinly traded. On many days no trades occur in our shares. The prices below have been adjusted to reflect a one-for-five reverse stock split that took effect on January 22, 2007.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low

2006	0.40	0.15	0.45	0.20	2.00	0.20	1.75	0.55
2007	5.00	0.60	0.75	0.49	0.60	0.43	0.60	0.20

As of December 31, 2007, there were approximately 500 shareholders of record for our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2007, we had issued the following number of shares and options to employees under compensation plans.

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

(1)

At the December 2006 shareholders’ meeting the shareholders adopted a new 2006 Stock Option and Incentive Plan, which is the only currently authorized equity compensation plan. See ITEM 10, EXECUTIVE COMPENSATION – 2006 Employee Stock Option and Incentive Plan.

(2)	In June 2006, we issued options to purchase 1,060,338 shares of stock to four employees in settlement of claims for unpaid compensation accrued from fiscal 2003 through 2006.

No Recent Sales of Unregistered Securities

We sold no unregistered equity securities in 2007.

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this prospectus. The consolidated financial statements and related footnotes included herein include the financial statements of ADS.

Risk Factors and Cautionary Statements

When used in this document and in documents incorporated herein by reference, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “potential,” or “continue,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. ADS Media wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of ADS Media to continue as a viable concern, the ability of ADS Media to obtain financing in order to implement its business plan and other risks detailed in ADS Media’s periodic report filings with the Securities and Exchange Commission.

Company Development

Our subsidiary, ADS, was incorporated in 2001. In early 2003, ADS was acquired by ADS Media, formerly known as National Health and Safety Corporation (NHLT), whose common stock was publicly traded on the OTC Bulletin Board. At the time of the acquisition, ADS needed capital to implement its business plan to build a multi-city advertising door delivery organization, and it was thought that ADS Media would be better able to attract outside equity investments as a public company. In 2003 we raised $480,000 from sales of stock in transactions associated with the acquisition.

However, after the acquisition in early 2003, we did not attract significant additional cash investments. Because we did not obtain new investments, we could not implement our business plan as scheduled, incurred substantial past due accounts payable, curtailed compensation and were forced to forego needed staff expansion.

In 2004 and 2005, we raised no significant cash from sale of equity and funded almost all operations internally. As a result, our ability to develop and execute sales programs was severely curtailed. We did not have adequate staff or financial resources to take advantage of all marketing programs that were presented to us, to plan for growth, to conduct extensive external marketing efforts for our program or to adequately staff our financial reporting operations. We continued to develop our business relying on internal financing. In 2006, we raised $4 million from venture capital investments. We paid or settled many outstanding, past due debts, and we expect to use the proceeds to aggressively implement our business plan. See Item 1, Description of Business – Plan of Operation andRecent Equity Investment.

We have incurred total operating losses from inception through 2003, but we steadily improved performance and posted our first truly positive fiscal results in 2005 after basically breaking even in 2004. The results for 2006 were slightly below break even, and significant losses incurred in 2007; however, significant investment dollars were spent in support of certain marketing programs, to address some infrastructure requirements for our planned growth, and to hire a direct sales force. The following table summarizes our results for the last four years.

Selected Financial Data

	As of December 31,
	2007	2006	2005	2004
Income Statement Data:
Revenues	$ 3,434,654	$ 4,824,614	$ 5,477,086	$ 3,668,871
Cost of goods sold	2,307,500	3,000,207	3,554,352	2,594,344
Net income (loss)	(2,238,577)	(42,370)	298,172	1,095
Basic earnings (loss) per share	$ (0.28)	$ (0.01)	$ 0.08	$ 0.00

Balance Sheet Data:
Current assets	2,035,388	4,750,157	1,003,780	701,121
Total assets	2,330,953	5,043,146	1,276,473	977,045

Current liabilities	264,917	737,646	1,525,629	1,553,174
Total liabilities	264,917	738,533	1,529,681	1,555,385
Total shareholders’ equity (deficit)	$ 2,066,036	$ 4,304,613	$ (253,208)	$ (578,340)

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

Our significant accounting policies and methods used in the preparation of the consolidated financial statements are discussed in Note A to the Notes to Financial Statements for the years ended December 31, 2007 and 2006, beginning on page F-1. We believe that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

-	Concentration of credit risk and accounts receivable;
-	Stock-based compensation
-	Asset impairment; and
-	Goodwill.

Concentration of Credit Risk and Accounts Receivable: Generally our customers pay 50% – 70% of the total fee in advance and the remaining portion within 45 days of completion of services. Our business model generally requires a deposit by the customer; however, in some cases, we will give minimal credit terms to customers if they have an established and good payment history with us. We extend unsecured credit in the normal course of business to virtually all of our customers. In the event of non-performance of accounts receivable, its maximum exposure is the recorded amount shown on the balance sheets. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems.

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

We recorded $0 and $269,312 , respectively, in compensation expense relating to share-based payments in 2007 and 2006.

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

Each year we assess the realizability of the recorded goodwill and other intangibles in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". At December 31, 2007 and 2006, the analysis indicated that goodwill of $250,000, attributed to the value of a publicly traded “shell” company which we acquired, was not impaired. We will continue to test goodwill and intangibles on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below their carrying value.

Results of Operations for the Year Ended December  31, 2007, as Compared to the Year Ended December  31, 2006

In the second and fourth quarters of 2006, we raised significant new equity funding. With this new funding we have invested in new program support, various infrastructure projects, and have hired our first national direct sales force. This investment spending resulted in losses for 2006 and 2007 but was necessary to achieve our future growth plans.

Revenues. Revenues decreased $1,389,960, or 29%, to $3,434,654 from $4,824,614. The decrease was primarily due to the decline in sales of our two largest customers from 2006. The Company generated additional customers in 2007, but it did not make up for the decline of these two clients.

Cost of Goods Sold. Cost of goods sold decreased $692,707 or 23%, to $2,307,500 from $3,000,207. The decrease corresponded to our decline in revenues and slightly smaller overall margin in 2007.

Gross Profit. Gross profit decreased $697,253, or 38%, to $1,127,154 from $1,824,407. The decrease was primarily attributed to the decrease in revenues combined with margins declining as a result of selling products with lower individual gross profit in an effort to generate additional repeat business from newer customers. The gross profit margin percentage decreased to 33% in 2007 from 38% in 2006.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses increased $1,144,913, or 49%, to $3,484,863 from $2,339,950. The increase was primarily due to a full year of expenses associated with building our business and operational infrastructure, including salaries and wages, professional fees associated with the Company’s financial statement audits and related regulatory filings, and marketing services.

Income from operations. Results from operations decreased $1,842,166 to an operating loss of $2,357,709 from an operating loss of $515,543. The decrease was primarily due to the decrease in revenues and related gross profit, and the increase in operating expenses.

Other income (expense). Net other expense (income) increased $92,680 to income of $111,113 from income of $18,433. Interest expense decreased $11,232, or 89%, to $1,341 from $12,573. Interest income increased $81,448 to income of $112,454 from income of $31,006. This increase resulted from interest earned on the 2006 equity funding, pending investment of those funds in the business, as well as a reduction in debt.

We recorded extraordinary gain of $8,019 from the extinguishment of liabilities in 2007. The liabilities included deferred salary amounts owed to a former employee. The gain occurred when this employee invalidated his agreement with the Company by violating the non-compete clause of his separation agreement.

Net loss. Net loss increased $2,196,207, to a loss of $2,238,577 from a loss of $42,370. The increase was primarily due to the decrease in revenues and related gross profit, the increase in selling, administrative and other operating expenses, offset slightly by the increase in other income.

Liquidity and Capital Resources

ADS Media’s working capital needs have historically been satisfied primarily through financing activities including private loans and raising capital through equity investments from individual investors. In 2006, significant equity funding was raised from two sources. Our near term liquidity requirements will be met from these new equity funds and generated cash flow. We believe future operations can be financed at least in part from cash flow, but additional investment from outside investors may be required to fund expansion into new geographic areas and to launch new product initiatives.

ADS Media had cash and cash equivalents of $1,477,342 as of December 31, 2007, compared to $3,354,597 as of December 31, 2006.

Working capital (measured by current assets less current liabilities) at December 31, 2007, was $1,770,471 compared to $4,012,511 at December 31, 2006. This decrease in working capital was primarily due to use of cash and a decrease in accounts receivables.

Changes in Financial Condition

For the year ended December 31, 2007, cash used for operating activities totaled $1,852,116. This provision of funds was primarily due to a cash loss from operations of $2,193,747, decreased by a working capital change of $341,631. For the year ended December 31, 2006, cash used for operating activities totaled $768,322. This provision of funds was primarily due to a cash loss from operations of $244,604, increased by a working capital change of $523,718. Additionally, net cash proceeds of $3,791,608 were provided from the sale of common stock.

For the years ended December 31, 2007 and 2006, cash used in investing activities was $21,974 and $34,839, respectively, in each case for capital expenditures.

For the year ended December 31, 2007, cash used in financing activities totaled $3,165 primarily due to payments on our capital lease. For the year ended December 31, 2006, cash provided from financing activities totaled $3,711,616, primarily due to the proceeds from the sale of common stock, partially offset by payments on notes payable and capital lease obligations.

Commitments

Historically, our only long term commitment has consisted of our office lease, which expires in September 2008. The current lease cost is $4,993 per month for the first three months of 2008 and $5,128 per month for the final five months. Monthly operating expenses (including amounts for taxes, insurance, and common area maintenance) are in addition to the base monthly rent. The property is adequately covered by insurance.

Seasonality

Our business historically has not been seasonal.

ITEM 6. FINANCIAL STATEMENTS.

The information required by this item is set forth in ADS Media’s Consolidated Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM  7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements with Accountants on Accounting and Financial Disclosure.

During the year, our auditors, Sprouse & Anderson, LLP, merged with the firm of Padgett, Stratemann & Co., LLP. At the time of the merger, our audit committee approved a mutual agreement with our independent auditor to terminate Sprouse & Anderson’s engagement as our independent auditor and to engage their successor firm, Padgett, Stratemann & Co., LLP as our new auditor. We expect to maintain a continuity of auditing experience and personnel.

At the time of terminating the audit engagement, there were no disagreements between us and Sprouse & Anderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Sprouse & Anderson’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Sprouse & Anderson reported on our financial statements for the fiscal years from 2001 through 2006.

The auditor’s reports on our financial statements during the two most recent fiscal years contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles.

ITEM  7A. CONTROLS AND PROCEDURES.

Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

From the third quarter of 2003 through fiscal 2006, we were unable to pay for the costs to employ a chief financial officer who was familiar with accounting procedures and auditing standards for publicly held companies. We did not file our quarterly and annual reports with the SEC on time for fiscal 2003, 2004 or the first three quarters of 2005. We filed all past due reports with the SEC in the first quarter of 2006. Our 2005 and 2006 annual reports and our quarterly reports for 2006 were timely filed, but the lack of a separate CFO and CEO still constituted a material weakness in internal control in 2006.

We retained the services of Tatum, LLC, to provide interim CFO and Controllership support during the second half of 2006 and the first quarter of 2007. We hired a permanent CFO during the first quarter of 2007, to improve our controls and procedures for 2007 and future reporting periods.

Management assessed our internal control over financial reporting as of December 31, 2007, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report. Our independent registered public accounting firm, Padgett Stratemann & Co. LLP, audited our consolidated financial statements, and will be required to independently assess the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

During the time period covered by this report, there were no changes in our internal control over financial reporting.

PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions held by our directors and executive officers.

Name	Age*	Positions Held

Clark R. (Dub) Doyal	59	Chairman, Chief Executive Officer, President and Director, Chairman and Chief Executive Officer of subsidiary ADS
James D. (Jim) Schell	48	Vice President, Secretary, Treasurer and Director, President of subsidiary ADS
Gary J. Davis	54	Director
James C. Mickey	51	Director
Bryceon J. Sumner, Jr. Richard S. Neely Ernest W. Bromley	51 48 56	Director Director Director

* Age of directors and executive officers is determined as of December 31, 2007.

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

James D. (Jim) Schellis our Vice President, Secretary, Treasurer and a Director.  He is also President of ADS, and was recruited to lead the effort to build national client relationships, along with providing marketing support specific to ADS's product development and marketing strategy. He joined ADS in November 2001. For the 20 years before his move to ADS, Mr. Schell worked for SBC Communications, Inc., focusing on development and implementation of numerous regional and national product initiatives. He also spent 8 years managing regional sales operations for Southwestern Bell Yellow Pages. Mr. Schell received his B.B.A. in Marketing from Texas Tech University.

Gary J. Davisis a Director.  Mr. Davis is the President of First Advisors, Inc., of Austin, Texas, which is involved in business consulting and private capital investment in start-up and early stage companies.  Mr. Davis founded First Advisors, Inc. in 1996.  Mr. Davis has spent a major portion of his career over the past 33 years in a wide range of capital raising endeavors, including debt and equity for real estate ventures and private equity capital for business ventures. Additionally, Mr. Davis continues to be an active real estate investor in projects throughout Texas. Mr. Davis previously was the chairman, president and CEO of NHLT from February 9, 2001, to January 30, 2003, and has served on the board of directors of NHLT and ADS Media from 2001 to the present. He is an independent member of the board of directors.

James C. Mickey was elected a Director of ADS Media in December 2006. He has more than 25 years’ experience in sales and management within the telecommunications industry. Mr. Mickey is the COO of Pocket Communications. Prior to joining Pocket, Mickey was the President of Movida Communications, a prepaid provider marketing to the Hispanic market. He began his career at Movida as the Sr. VP Sales and Marketing in 2006. While at Movida the company became the fastest growing MVNO in the industry. From 1996 through 2005 he served in sales management positions for Sprint Communications, including National Vice President for Sprint Retail Stores and Operations (2004 – 2005), Region President, Southwest and Southeast Regions (2000 – 2003) and Area Vice President for Sprint PCS (1996 – 2000). Prior to joining Sprint, he served in sales and management positions at AT&T and Southwestern Bell from 1979 through 1996. He holds a BBA in Marketing / Management from the University of Texas at San Antonio. He is an independent member of our board of directors.

Bryceon J. Sumner was elected a Director of ADS Media in December 2006. Mr. Sumner is the EVP, CFO and COO of Exhibitgroup. Exhibitgroup specializes in the custom design, construction, installation and warehousing of exhibition and event exhibits and displays, primarily for corporate customers in North America, the UK and Europe. In 2005 and 2006, Mr. Sumner served as chief executive officer of Jensen Family Office, a private equity group in Dallas, Texas, with more than $500 million in assets under management. While serving as CEO of Jensen Family Office, Mr. Sumner assisted its owner, Ron Jensen, and later Mr. Jensen’s estate, by also serving as CEO of Integrated Disability Resources, Inc. (“IDR”), a third party administrator owned by the Jensen family interests, and in filing voluntary bankruptcy proceedings for IDR in early 2006. From 1998 through 2005, Mr. Sumner served as chief financial officer of Rapp Collins Worldwide LP, Dallas, Texas, a subsidiary of Omnicom (NYSE). From 1996 to 1998, Mr. Sumner served as chief financial officer of Processors LTD, now Processors USF, a reverse logistics company. Mr. Sumner is a certified public accountant. He holds a BBA in accounting from the University of Georgia and a Masters degree in professional accounting from the University of Texas at Austin. He is an independent member of the board of directors.

Richard S. Neely was elected a Director of ADS Media in March 2007. Mr. Neely is Chief Financial Officer of Charter Holdings, a Dallas-based diversified real estate and equity investment company involved in the ownership of commercial real estate properties and operating companies. In addition to his involvement with real estate investments, he oversees several equity investments and is a board advisor to MCrowd Restaurant Group, a Dallas-based restaurant chain. His prior assignments include charitable gift planner for Baylor Health Care System Foundation, commercial real estate appraiser, and founding employee of Lomas & Nettleton Advisory Group (now Invesco Real Estate Advisors). Neely is an active member of the Financial Executives International organization and a member of the Rotary Club of Dallas and the Highland Park United Methodist Church. He is a graduate of Southern Methodist University, where he earned a bachelor of business administration degree and an MBA. He is an independent member of our board of directors.

Ernest W. Bromley was elected a Director of ADS Media in April 2007. Mr. Bromley is Chairman of the Board and CEO of Bromley Communications, a leading provider of marketing communications services to major U.S. brands seeking to gain market share in the Hispanic community. Bromley Communications’ client list has included such companies as General Mills, Procter & Gamble, Burger King, Continental Airlines, Coors, Astra-Zeneca, Payless ShoeSource, and Nestle. Prior to joining Bromley Communications, Bromley was an economics instructor at the University of Texas at San Antonio. Bromley currently serves on the board of Judson Montessori School board of directors, San Antonio Symphony Board, NALAC, the Mitchell Lake Audubon Center, and the Greater San Antonio Chamber of Commerce Central Area Council. He holds a bachelor of arts in political science and an MBA from the University of Texas at San Antonio. He is an independent member of our board of directors.

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

Two of our new directors, Ernest Bromley and Richard Neely; and our CFO, Michael Wofford; were late in filing their initial ownership reports on Form 3. Mr. Bromley owns no equity securities in the company. Mr. Neely owns none of our equity securities, though he an officer of the general partner of the investor that made the equity investment in our company in October 2006. Mr. Wofford owns less than .02% of equity securities. Based solely upon a review of the copies of the forms furnished to us, or representations from certain reporting persons that no reports were required, we believe that no other persons failed to file required reports on a timely basis during or in respect of 2007.

Audit Committee

Our audit committee is composed of Bryceon Sumner, chair, Gary Davis, and Ernest Bromley, all of whom are independent members of our board of directors as defined by NASDAQ Stock Market Rule 4200(a)(15). The board has determined that Mr. Sumner qualifies as an audit committee financial expert, as defined in Regulation S-B, Item 407(d)(5)(ii) promulgated by the SEC.

The audit committee operates under a charter approved by the board of directors. The audit committee charter requires, among other things, that the audit committee must approve the selection of our independent auditor and must pre-approve all services provided to us by the independent auditor. A copy of the audit committee charter is filed with the SEC as an exhibit to our 2006 annual report on Form 10-KSB.

Compensation Committee

Our compensation committee is composed of James Mickey, chair, Gary Davis, and Richard Neely, of whom are independent members of our board of directors as defined by NASDAQ Stock Market Rule 4200(a)(15).

Code of Conduct

We have adopted a code of conduct which applies to our officers, directors and employees. We have posted the code on our website, www.adsmediagroup.com.

ITEM 9. EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our chief executive officer and our other most highly compensated executive officers (the “Named Executive Officers”) during 2007.

Name	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Total ($)
Clark R. (Dub) Doyal,	2007	$210,231	$0	$0	$210,231
Chief Executive Officer (2)	2006	184,000	40,000	315,258	539,258
	2005	289,169	0	0	289,169

James D. (Jim) Schell,	2007	210,231	0	0	210,231
Vice President, Secretary,	2006	184,000	35,000	256,283	475,233
Treasurer (3)	2005	250,769	0	0	250,769

Michael Wofford	2007	118,269	0	0	118,269
Chief Financial Officer

(1)  We have adopted FAS 123R, accounting for the compensation cost relating to share-based payment transactions, using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, but leaves prior periods unchanged. See Consolidated Financial Statements, Note A – General and Summary of Significant Accounting Policies – Stock Based Compensation.

(2)  Includes $130,669 in salary voluntarily deferred in 2005 by Mr. Doyal. In June 2006, Mr. Doyal agreed to accept options to purchase common stock at $0.65 per share in lieu of deferred salary through May 31, 2006. Mr. Doyal received options to purchase 584,473 shares of stock in lieu of total deferred salary of $408,970. See, Certain Relationships and Related Transactions.

(3)  Includes $62,769 in salary voluntarily deferred in 2005 by Mr. Schell. These salary deferrals were settled in 2006 with the issuance of stock options in lieu of deferred compensation. Mr. Schell received options to purchase 393,616 shares of stock in lieu of total deferred salary of $275,423. See ITEM 11, Certain Relationships and Related Transactions.

Employment Agreements. In June 2006, we entered into new employment agreements with our key executives, Mr. Doyal and Mr. Schell. Each agreement is for a term of three years from June 16, 2006, at salaries of $200,000 in year one, $220,000 in year two and $242,000 in year three. The agreements provide for payment of performance bonuses if our Company meets performance criteria to be set by the board of directors. The agreements provide for twelve months’ severance pay and a prorated bonus in the event the executive is terminated without cause. We make available to the executives the same employee benefits generally made available to other managers and employees. The agreements contain non-competition clauses for 12 months after termination of the agreement and provisions regarding confidentiality of company information.

Key Man Insurance. As required by the 2006 venture capital investment agreement, we maintain key man life insurance on Mr. Doyal and Mr. Schell in the amount of $2 million on each executive through at least November 30, 2008.

Outstanding Equity Awards at Fiscal Year-End

No stock awards were made to the Named Executive Officers, and none were outstanding, at December 31, 2007. The following table shows the number of options held at December 31, 2007, by the Named Executive Officers.

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

The fair value of unvested stock options for Mr. Doyal and Mr. Schell is $80,794 each, for a total of $161,588.

2006 Employee Stock Option and Incentive Plan

Our directors and stockholders adopted a stock option and incentive plan in 2006. Awards under the plan may be in the form of stock options, restricted stock grants, or stock appreciation rights. The purpose of the plan is to advance our interests and those of our stockholders by affording our employees, officers, directors, and key consultants an opportunity to acquire or increase their proprietary interests in our company, permitting them to participate in our success and growth.

The plan permits the issuance of incentive stock options, as defined within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“ISOs”) that receive favorable tax treatment under the Internal Revenue Code. To qualify for such favorable treatment, the plan must, among other things, be approved by our shareholders within 12 months of its adoption by our directors. The plan was adopted by a majority of our shareholders at the December 2006 shareholders’ meeting. The plan also permits issuance of non-statutory stock options which do not qualify as ISOs under the Internal Revenue Code.

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

Administration of the Plan. The plan will be administered either by the board of directors or by a committee consisting of at least one director appointed by the board of directors (in either case, the “Administrator”). The Administrator selects the individuals to whom options, restricted stock or stock purchase rights are to be granted, the number of shares to be granted and any other terms and conditions specified under the plan, including, but not limited to, the exercise price, the times at which options or stock purchase rights shall become vested, the times at which options or stock purchase rights shall become exercisable and the duration of the exercise periods.

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

No option shall be transferable other than by will or the laws of descent and distribution, or in the case of non-incentive stock options, pursuant to a Qualified Domestic Relations Order, and no option shall be transferable by an individual who is subject to the provisions of Section 16 of the Exchange Act prior to stockholder approval of the plan. The Administrator shall have the power to specify with respect to each grant of options the effect upon such grantee’s rights of the termination of such grantee’s employment or services with us, and the Administrator may determine at the time of grant that such options shall become exercisable on an accelerated basis following a change of control with respect us. Nothing in the plan shall confer on any person any right to continue in the employ of us or any of our subsidiaries or shall interfere in any way with the right of us or any of our subsidiaries to terminate such person’s employment at any time.

Options Granted to Key Executives under Plan. When the plan was adopted by the board, and as agreed in the 2006 venture capital investment agreement, our key executives, Mr. Doyal and Mr. Schell, each received non-statutory stock options to purchase 1,743,120 shares of stock under the plan. Twenty-five percent (25%) of these options vested and became exercisable upon issuance. The remaining 75% vest in June 2008 and 2009 only if the Company meets minimum performance targets. These options become exercisable, if at all, 50% upon vesting and 50% one year from when they vest. The Company did not meet the 2006 minimum performance targets, so the options originally scheduled to vest in June 2007 did not vest at that time; however, these options may still vest in 2008 or 2009 if future performance targets are met.

Terms of Stock Bonuses and Restricted Stock. Until any restrictions upon stock bonuses restricted stock awarded to a grantee under the plan have lapsed, such shares shall not be transferable other than by will or the laws of descent and distribution, or pursuant to a Qualified Domestic Relations Order, nor shall they be delivered to the grantee. The Administrator shall have the power to specify with respect to each award of restricted stock the effect upon such grantee’s rights of the termination of such grantee’s employment with us. The purchase price of restricted stock shall be determined by the Administrator but must be at least 100% of fair market value on the date of such award. The Administrator may determine at the time of award that such restricted stock shall become fully vested following a change of control with respect to us.

Terms of Stock Purchase Rights. Stock purchase rights may be issued either alone, in addition to, or in tandem with other awards granted under the plan and/or cash awards made outside the plan, the terms of which are determined at the discretion of the Administrator. The Restricted Stock Purchase Agreement shall grant us a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s service with us for any reason (including death or disability). The purchase price for shares repurchased pursuant to the Restricted Stock Purchase Agreement shall be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to us. The repurchase option shall lapse at a rate determined by the Administrator. Once the Stock Purchase Right is exercised, the purchaser shall have the rights equivalent to those of a stockholder, and shall be a stockholder when his or her purchase is entered upon the records of our duly authorized transfer agent.

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

If a grantee is awarded an ISO, no income will be recognized for federal income tax purposes at the time of grant or exercise, and we will not receive any corresponding deduction. The excess of fair market value of the shares of common stock received at the date of exercise over the exercise price will become an item of tax preference for the grantee for purposes of the grantee’s alternative minimum tax in the year of exercise, however. The grantee will be subject to federal income tax when the grantee sells the shares acquired upon the exercise of the ISO. If the grantee holds the shares for more than two years from the date of grant and more than one year from the date the shares were transferred to that person, any gain will be taxed as long-term capital gain. We will not be entitled to any deduction for federal income tax purposes as to any amount taxed as long-term capital gain in connection with the sale of shares acquired upon the exercise of an ISO. We will, however, be entitled to a corresponding deduction for federal income tax purposes for any amount taxed as ordinary income.

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

Director Compensation

The following table summarizes the compensation paid to non-employee directors in 2007.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Gary Davis	$3,000	-	-	$3,000
James Mickey	$1,000	-	-	$1,000
Bryceon Sumner	$1,500	-	-	$1,500
Richard Neely	$2,000	-	-	$2,000
Ernest Bromley	$ 500	-	-	$ 500

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of December 31, 2007, the beneficial ownership of our common stock held by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our directors and Named Executive Officers as a group. Unless indicated otherwise, the address of each person listed below is c/o ADS Media Group, Inc., 12758 Cimarron Path, Suite B-128, San Antonio, Texas, 78249.

Name of Beneficial Owners	Number of Shares Beneficially Owned (1)	Percentage of Ownership

Roaring Fork Capital SBIC, L.P. (2) 5350 S. Roslyn St. Suite 380 Greenwood Village, Colorado 80111	3,768,638	32.75%
Charter ADS Media, L.P. (3) 1845 Woodall Rogers Freeway Dallas, Texas 75201	3,768,638	32.75%
Bryan T Forman	1,442,410	14.23%
400 W. 1st Street
Tyler, Texas 75701

	Number of Shares Beneficially Owned (1)	Percentage of Ownership

Executive Officers and Directors:
Clark R. “Dub” Doyal (4)	2,003,258	16.83%
James D. (Jim) Schell (5)	1,200,214	10.22%
Gary J. Davis (6) (7) 3811 Bee Cave Rd, Suite 210 Austin, Texas 78746	668,769	6.15%
All Executive Officers and Directors as a Group (5 persons)	3,872,241	30.34%

(1)

Under SEC rules, we calculate the percentage ownership of each person who owns exercisable options or warrants by adding the number of exercisable options or warrants for that person to the number of total shares outstanding, and dividing that result into the total number of shares and exercisable options or warrants owned by that person. On December 31, 2007, we had 10,880,867 shares of common stock issued and outstanding excluding shares issuable on exercise of options and warrants and conversion of preferred stock. Pursuant to the rules of the Securities and Exchange Commission, a person or group is deemed to have “beneficial ownership” of any shares with regard to which such person or group has or shares voting or investment power or has or shares the right to acquire such power within 60 days of December 31, 2007, such as pursuant to the conversion or exchange of securities or the exercise of stock options or warrants.

(2)

Roaring Fork’s holdings include stock issuable on exercise of warrants to purchase 628,107 shares at $0.80 per share expiring June 20, 2011. Roaring Fork is managed by Roaring Fork Capital Management, L.L.C., whose managers are G. Michael Machens, Eugene C. McColey and James T. Rothe.

(3)

Charter ADS Media’s holdings include stock issuable on exercise of warrants to purchase 628,107 shares at $0.80 per share expiring June 20, 2011. Charter ADS Media is managed by Charter Venture Partners, L.P.

(4)	Mr. Doyal’s holdings include stock issuable on exercise of options to purchase 1,020,253 shares.

(5)	Mr. Schell’s holdings include stock issuable on exercise of options to purchase 829,396 shares and warrants to purchase 31,112 shares.

(6)

Mr. Davis is the President of two co-general partners of ADS Equity Partners, L.P. (“ADS Equity”), which owns 380,509 shares of our common stock. Because he has joint power to vote the shares owned by ADS Equity, he may be deemed to be beneficial owner of all the common stock owned by ADS Equity pursuant to Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended.

(7)

Includes 18,000 shares issuable on the exercise of options, 118,115 shares held by partnerships in which Mr. Davis is a partner, and 52,856 shares held by a corporation of which Mr. Davis is the sole shareholder.

ITEM  11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM  12. EXHIBITS

3.1

Amended and Restated Articles of Incorporation of ADS Media Group, Inc. (“AMGU”), incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 filed with the SEC on February 14, 2007, File No. 333-140721

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

10.14

Form of Warrant Agreement for warrants issued pursuant to the Amended and Restated Common Stock and Warrant Purchase Agreement (October 25, 2006), incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on October 31, 2006

14.1	Code of Conduct, incorporated by reference to Exhibit 14.1 of our Form 10-KSB filed with the SEC on April 2, 2007

21.1+	List of Subsidiaries

31.1+	Certification of the Chief Executive Officer and Chief Financial Officer of ADS Media required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 of our Form 10-KSB filed with the SEC on April 2, 2007

+ Filed with this Form 10-KSB

ITEM  13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our independent auditors for fiscal 2006 and 2007 were Sprouse & Anderson, LLP, who merged into Padgett, Stratemann & Co., LLP in late 2007.

The fees billed to ADS Media by Sprouse & Anderson, LLP, now Padgett, Stratemann & Co., LLP, are shown in the table below.

	Year Ended December 31,
	2007	2006

Audit fees	$ 33,500	$ 33,000
Audit-related fees		1,250
Tax fees	3,000	2,500
All other fees	—	—
	$ 36,500	$ 36,750

Audit fees consist of fees billed for professional services for the audit of ADS Media’s annual financial statements, reviews of the financial statements included in ADS Media’s quarterly reports and services that are normally provided in connection with statutory and regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of ADS Media’s consolidated financial statements and are not reported under “Audit Fees.”

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than for services reported above.

Pre-Approval Policy and Procedures

In 2007 it was the Board of Director’s policy to pre-approve all services provided by Sprouse & Anderson, LLP, now Padgett, Stratemann & Co., LLP. All services provided by Sprouse & Anderson, LLP, now Padgett, Stratemann & Co., LLP during the years ended December 31, 2007 and 2006 were pre-approved by the Board of Directors.

The board has appointed an audit committee for 2007. See, Item 8, Directors and Executive Officers of the Registrant – Audit Committee. The audit committee charter provides that the audit committee has authority to appoint the auditor and requires that the audit committee pre-approve all services provided by the company’s independent accountant.

As of the date of this filing, ADS Media’s current policy is to not engage Sprouse & Anderson, LLP, now Padgett, Stratemann & Co., LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that ADS Media engage Sprouse & Anderson, LLP, now Padgett, Stratemann & Co., LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 28, 2008	ADS Media Group, Inc.

By: /s/ Clark R. Doyal
Clark R. Doyal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clark R. Doyal	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2008
Clark R. Doyal

/s/ James D. Schell	Vice President, Secretary, Treasurer and Director	March 28, 2008
James D. Schell

/s/ Michael Wofford	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008
Michael Wofford

/s/ Ernest W. Bromley	Director	March 28, 2008
Ernest W. Bromley

/s/ Gary J. Davis	Director	March 28, 2008
Gary J. Davis

/s/ James C. Mickey	Director	March 28, 2008
James C. Mickey

/s/ Richard S. Neely	Director	March 28, 2008
Richard S. Neely

/s/ Bryceon Sumner	Director	March 28, 2008
Bryceon Sumner

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

ADS Media Group, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ADS Media Group, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADS Media Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a negative cash flow from operations and has incurred net losses in the past two years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Padgett, Stratemann & Co., LLP

Austin, Texas

March 28, 2008

ADS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

CURRENT Assets
Cash and cash equivalents	$1,477,342	$3,354,597
Accounts receivable (net of allowance for doubtful accounts of $32,008 in 2007 and $9,932 in 2006)	325,714	1,259,850
Prepaid expenses	221,419	128,967
Other current assets	10,913	6,743

Total current assets	2,035,388	4,750,157

PROPERTY AND EQUIPMENT
Furniture and fixtures	40,674	36,870
Computer equipment and software	93,045	74,875
Less: accumulated depreciation	(95,076)	(75,678)

Total property and equipment, net	38,643	36,067

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	6,922

TOTAL ASSETS	$2,330,953	$5,043,146

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2007	2006

CURRENT LIABILITIES
Accounts payable	$ 116,837	$ 257,717
Customer advance payments	3,650	89,804
Accrued salaries and wages	95,348	110,643
Accrued liabilities	47,822	267,887
Other current liabilities	373	8,430
Obligations under capital leases	887	3,165

Total current liabilities	264,917	737,646

Obligations under capital leases, long-term	—	887

Total liabilities	264,917	738,533

Commitments and contingencies

SHAREholders' equity (DEFICIT)
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 2,723 and 2,723 shares issued and outstanding, respectively	3	3
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 33 and 33 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,880,867 and 10,880,867 shares issued and outstanding, respectively	10,881	10,881
Additional paid-in capital	6,735,101	6,735,101
Accumulated deficit	(4,679,949)	(2,441,372)

Total shareholders’ equity (deficit)	2,066,036	4,304,613

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$ 2,330,953	$ 5,043,146

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2007	2006

REVENUES	$ 3,434,654	$ 4,824,614

COST OF GOODS SOLD	2,307,500	3,000,207

Gross profit	1,127,154	1,824,407

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	3,484,863	2,339,950

Income (Loss) from operations	(2,357,709)	(515,543)

OTHER INCOME (EXPENSE)
Interest expense	(1,341)	(12,573)
Interest and other income	112,454	31,006

Total other income (expense)	111,113	18,433

Income (Loss) before income taxes and extraordinary item	(2,246,596)	(497,110)

INCOME TAXES	—	—

Income (Loss) before extraordinary item	(2,246,596)	(497,110)

EXTRAORDINARY ITEM
Gain on extinguishment of liabilities	8,019	454,740
NET INCOME (LOSS)	$ (2,238,577)	$ (42,370)

NET INCOME (LOSS) PER SHARE, basic	$ (0.21)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	10,880,867	6,439,802

NET INCOME (LOSS) PER SHARE, diluted	$ (0.21)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	10,880,867	6,439,802

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional
					Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2005	2,756	$ 3	3,819,161	$ 3,819	$ 2,141,972	$ (2,399,002)	$ (253,208)

Conversion of notes payable into Common stock	—	—	366,597	367	201,260	—	201,627
Common stock issued for services	—	—	37,183	37	9,963	—	10,000
Common stock issued for cash	—	—	6,657,926	6,658	3,784,950	—	3,791,608
Issuance of stock options in lieu of deferred compensation	—	—	—	—	327,644	—	327,644
Stock option compensation expense under FAS123R	—	—	—	—	269,312	—	269,312
Net income for the year	—	—	—	—	—	(42,370)	(42,370)

Balance at December 31, 2006	2,756	$ 3	10,880,867	$ 10,881	$ 6,735,101	$ (2,441,372)	$ 4,304,613

Net income (Loss) for the year	—	—	—	—	—	(2,238,577)	(2,238,577)

Balance at December 31, 2007	2,756	$ 3	10,880,867	$ 10,881	$ 6,735,101	$ (4,679,949)	$ 2,066,036

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (2,238,577)	$ (42,370)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	33,489	(41,349)
Depreciation expense	19,398	14,543
Issuance of common stock and warrants for services	—	10,000
Issuance of warrants in connection with obtaining debt financing	—	0
Compensation expense from issuance of stock options	—	269,312
Gain on extinguishment of liabilities	(8,019)	(454,740)
(Increase) decrease in assets:
Accounts receivable	900,647	(718,379)
Prepaid expenses and other assets	(96,622)	(78,195)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(376,278)	194,102
Customer advance payments	(86,154)	78,754

Total adjustments	386,461	(725,952)

Net cash provided by (used for) operating activities	(1,852,116)	(768,322)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(21,974)	(34,839)

Net cash used in investing activities	(21,974)	(34,839)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	3,791,608
Payments on notes payable	—	(40,653)
Payments on notes payable – related parties	—	(34,498)
Payments on capital lease obligations	(3,165)	(4,841)

Net cash provided by (used in) financing activities	(3,165)	3,711,616

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,877,255)	2,908,455

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,354,597	446,142

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,477,342	$ 3,354,597

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the year ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$494	$4,194

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of stock options in lieu of deferred compensation	$—	327,664

Conversion of notes payable into common stock	$—	$201,627

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A – GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

ADS Media Group, Inc. (the “Company” or “ADS Media”), through its wholly owned subsidiary Alternative Delivery Solutions, Inc. dba ADS Direct Media (“ADS”), is a leading provider of turnkey direct marketing support services, with an emphasis on alternate (i.e., door to door) delivery.  Services provided include the creation, packaging and delivery of direct marketing materials (e.g., brochures, coupons, advertisements, Yellow Page directories, etc.) to targeted audiences. In addition to alternate delivery, ADS provides its clients direct marketing, printing, list procurement, database management and fulfillment services, primarily through outsourcing arrangements with third party vendors.  The Company is based in San Antonio, Texas and serves customers and markets throughout the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, ADS. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The Company has negative cash flow from operations and has several years of net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

As of December 31, 2007, the Company has working capital of $1,770,471. Management is currently in negotiations with potential customers that will provide the needed sales revenues to maintain the necessary working capital throughout 2008. Management believes that the investment in, an its use of GPS Technology can lead to increased sales in all segments of the business.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. At December 31, 2007 and 2006, cash and cash equivalents exceed FDIC limits by $1,501,979 and $3,449,574, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for computer equipment and five years for furniture and fixtures. Repairs and maintenance costs are expensed as incurred and improvements are capitalized. Depreciation expense for the years ended December 31, 2007 and 2006 was $19,398 and $14,543, respectively.

Goodwill

Goodwill represents the excess purchase price over fair value of assets acquired in the acquisition of ADS by NHLT on January 31, 2003 in the amount of $700,000. Goodwill is being accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” This pronouncement decrees that goodwill be reviewed for impairment rather than amortized, on an annual basis, beginning on January 1, 2002.

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

Each year the Company assesses the realizability of the recorded goodwill and other intangibles in accordance with SFAS No. 142. At December 31, 2003, the analysis indicated that goodwill of $450,000 was impaired. As a result, for the year ended December 31, 2003, the Company impaired its stated goodwill value by $450,000 from $700,000 to $250,000. At December 31, 2007, 2006, 2005, and 2004, the analysis indicated that there was no further impairment of goodwill. The Company will continue to test on a consistent measurement date unless events occur or circumstances change between annual impairment tests that would more likely than not reduce fair value below its carrying value.

Revenue Recognition

The Company recognizes revenue upon completion of a project for fulfillment revenues, upon mailing of product for direct mail revenues and upon delivery of product to consumer for alternative delivery revenue. Services are generally not subject to "rights of return" unless the Company did not perform services in accordance with the sales order.

Advertising

Advertising costs are expensed as incurred. At December 31, 2007 and 2006, advertising expenses were $149,520 and $12,166, respectively.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 effective January 1, 2007 did not materially affect our financial position or results of operations.

Preferred and Common Stock Split

On January 22, 2007, the Company effected a one-for-five reverse stock split to shareholders of record as of that date. All share and per share information has been retroactively adjusted to reflect the stock split.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and warrants. Additionally, the exercise of employee stock options and warrants can result in a greater dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

Fiscal years ended December 31:	2007	2006

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before extraordinary item	$(0.21)		$(0.08)
Extraordinary gain	—		0.07
Net Income (loss)	$(0.21)		$(0.01)
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) per share	$(0.21)	X	$(0.08)
Extraordinary gain	—		0.07
Net income (loss)	$(0.21)		$(0.01)
Weighted average shares outstanding – basic	10,880,867		6,439,802
Weighted average shares outstanding – diluted	10,880,867		6,439,802

However, because the Company incurred a loss in 2007 and 2006, the inclusion of those potential common shares – 1,840,512 warrants and 4,546,578 stock options – in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, basic and diluted per-share amounts are the same in 2007 and 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized stock-based compensation expense of $0 and $269,312 during 2007 and 2006, respectively.

As of December 31, 2007, $161,588 of total unrecognized compensation cost related to stock options is expected to be recognized, if certain performance-based goals are achieved, over a weighted-average period of 1.5 years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157,) which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on the financial statements.

On September 13, 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108,) which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not expect the adoption of SAB 108 to have an impact on the Company’s financial statements.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(r)” (SFAS 158.) The Statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and the recognition of the changes of the funded status in the year in which the changes occur through comprehensive income. Implementation of SFAS 158 is required as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on the Company’s financial statements because the Company does not currently have any defined benefit pension or other postretirement benefit plans.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) that provides an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the second fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on the Company.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact on the financial statements.

NOTE C – CAPITAL LEASE OBLIGATIONS

The Company is leasing certain equipment under capital leases. Capital leases payable at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Capital leases for equipment due in monthly installments through 2008	$915	$4,574

Less interest	28	522
Less current portion	887	3,165

Obligations under capital leases, long-term	$—	$887

Scheduled maturities for capital lease obligations for the years ended December 31, are as follows:

2008	$887

Total	$887

The cost and accumulated depreciation of assets acquired under capital leases at December 31, 2007 and 2006, are as follows:

	2007	2006

Cost	$18,986	$18,986
Accumulated depreciation	18,522	15,735

Net leased property under capital leases	$464	$3,251

NOTE D – PREFERRED STOCK

Series A

The Company is authorized to issue up to 40,000 shares of Series A Preferred Stock, par value $.001 per share, of which 2,723 shares were issued and outstanding as of December 31, 2007 and 2006. Each Series A share has a $5.00 liquidation preference and preference over Series B Preferred Stock, Common Stock and all other series of stock ranking junior to Series A. Each share of Series A is convertible, at the option of the holder, into five (5) shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series A stock are entitled to vote together with the holders of Series B and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series A were converted into shares of Common Stock.

Series B

The Company is authorized to issue up to 6,000 shares of Series B Preferred Stock, par value $.001 per share, of which 33 shares were issued and outstanding as of December 31, 2007 and 2006. Each Series B share has a $5.00 liquidation preference that is subordinate to Series A but in preference to Common Stock and all other series of stock ranking junior to Series B. Each Series B share is convertible at the option of the holder into five (5) shares of Common Stock at such times and in such amounts as stated in the Certificate of Designation. The holders of Series B stock are entitled to vote together with the holders of Series A and Common Stock and are entitled to one (1) vote for each share of Common Stock which would be held by them if all of their shares of Series B were converted into shares of Common Stock.

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

In 2007, the Company did not issue shares of its common stock.

NOTE F – STOCK WARRANTS

In 2006, the Company issued warrants to purchase up to 1,256,214 shares of common stock in conjunction with the equity investment. These warrants enable the holder to purchase shares of the Company’s common stock at an exercise price of $0.80 per share through 2011.

Also in 2006, the Company issued 5,000 shares of common stock and warrants to purchase up to 5,000 shares of common stock in exchange for consulting services. These warrants enable the holder to purchase shares of the Company’s common stock at an exercise price of $0.60 per share through 2008.

The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2006	611,481	$0.60 – 0.90

Granted	1,261,214	0.60 – 0.80
Exercised	32,183	0.65
Canceled	—

Warrants outstanding at December 31, 2006	1,840,512	$0.60 – 0.90

Granted	—
Exercised	—
Canceled	—

Warrants outstanding at December 31, 2007	1,840,512	$0.60 – 0.90

NOTE G – STOCK OPTIONS

In 2006, the Company’s Board of Directors adopted a 2006 Stock Option and Incentive Plan which provides for granting stock options and/or restricted stock awards to employees, directors and consultants of the Company as employment incentives. The Plan was approved by the shareholders at a shareholders’ meeting held on December 27, 2006.

In 2006, the Company granted two key employees non-statutory stock options to purchase a total of 3,486,240 shares of common stock at an exercise price of $0.65 per share under the plan. However, only 871,562 (25%) of these options became exercisable and vested immediately on grant. The remaining 75% will vest over the next three years only if the key employees remain employed by the Company and if the company attains certain performance goals. If these options vest, 50% of the options become exercisable upon vesting, and the remaining 50% are exercisable one year after vesting. Early exercise provisions apply in the case of a change of control of the corporation. The Company recognized stock compensation expense of $269,312 as a result of this issuance. The key employees have not paid any consideration other than their continued service to the Company for these options. These options expire on June 20, 2016.

Also in 2006, the Company granted non-statutory stock options to purchase 1,060,338 shares of common stock, valued at $327,644, to settle claims for compensation of past services totaling $741,944. These stock options vested immediately, enable the holders to purchase shares of the Company’s common stock at an exercise price of $0.65 per share, and expire on June 20, 2016. The Company realized an extraordinary gain of $414,300 related to the issuance of these stock options and cancellation of deferred compensation.

In 2007, 50,000 options expired, these options had an exercise price of $0.50.

As of December 31, 2007, a total of 4,546,578 stock options were outstanding, at an exercise price of $0.65 per share, of which 1,931,900 were vested and exercisable.

The following table summarizes information about stock options outstanding, all of which are expected to ultimately vest, and those options currently exercisable under all four stock option plans at December 31, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/07	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/07	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price

$0.65	4,546,578	8.5 Years	$0.65	1,931,900	8.5 Years	$0.65

Total	4,546,578	8.5 Years	$0.65	1,931,900	8.5 Years	$0.65

Aggregate intrinsic value		$0			$0

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $0 and $0, respectively.

The following is a summary of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2006	50,000	$0.50

Granted	4,546,578.65
Exercised	—	—
Canceled	—	—

Options outstanding at December 31, 2006	4,596,578	$0.65

Granted	—	—
Exercised	—	—
Canceled	50,000	0.50

Options outstanding at December 31, 2007	4,546,578	$0. 65

The weighted average grant-date fair value of options granted during the year ended December 31, 2006 was $.30. No options were granted during the year ended December 31, 2007.

The summary of the changes in non-vested stock options outstanding during the year ended December 31, 2007 is presented below:

	Year Ended December 31, 2007
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at beginning of period	2,614,678	$.65
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Nonvested balance at end of period	2,614,678	$.65

NOTE H – OPERATING LEASE OBLIGATIONS

The Company leases office and warehouse space and certain equipment under operating lease agreements having terms expiring at various dates through August 2008. The future minimum annual payments required under the leases at December 31, 2007 are as follows:

2008	44,565
2009	1,974

Total	$46,539

Rental and other related expenses for the above leases for the years ended December 31, 2007 and 2006 were approximately $66,000 and $61,000, respectively.

NOTE I – INCOME TAXES

As of December 31, 2007, the Company had a net deferred tax asset of approximately $4.7 million principally arising from net operating loss carryforwards for income tax purposes. The Company has established a valuation allowance equal to the net deferred tax asset as of December 31, 2007. At December 31, 2007 the Company had net operating loss carryforwards of approximately $13 million that will begin to expire in 2014 through 2022.

The Company’s reverse acquisition in 2003 and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382. The ownership changes resulting from this reorganization will likely limit the Company’s ability to utilize a significant portion of the net operating loss carryforwards generated before the changes in ownership.

	2007	2006
Deferred tax asset (liabilities):
Net operating loss carryforward	$ 4,425,918	$ 3,675,338
Depreciation	(123)	(381)
Allowance for doubtful accounts	10,883	3,377
Option Compensation	202,965	202,965
Other	—	170
Accrued expenses not deductible until paid	14,256	26,881

Net total deferred tax asset	$ 4,653,899	$ 3,908,350

Valuation allowance	$ (4,653,899)	$ (3,908,350)

Net deferred tax asset	$ —	$ —

NOTE K – EXTRAORDINARY GAIN

In 2006, the Company granted certain key employees non-statutory stock options to purchase 1,060,338 shares of common stock, valued at $327,644, in lieu of payment of deferred compensation which they had foregone since 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125", a liability is to be derecognized if the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Based upon the signed stock option agreements, whereby the employees legally released the company from its obligation to pay them their deferred compensation, the Company realized an extraordinary gain of $414,300 in the second quarter of 2006 related to the grant of these stock options and cancellation of deferred compensation.

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

In 2007, the Company recognized an extraordinary gain related to the 2006 gain realized with regards to the aforementioned former employee. This former employee violated the non-compete portion of the agreement in 2007 resulting in the company not having to make its final deferred payment, thus resulting in a $8,019 extraordinary gain.

NOTE L – COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

In June 2006, we entered into new employment agreements with two key executives. Each agreement is for a term of three years from June 16, 2006, at salaries of $200,000 in year one, $220,000 in year two and $242,000 in year three. The agreements provide for payment of performance bonuses if our Company meets performance criteria to be set by the board of directors. The agreements provide for twelve months’ severance pay and a prorated bonus in the event the executive is terminated without cause. The agreements contain non-competition clauses for 12 months after termination of the agreement and provisions regarding confidentiality of Company information.

NOTE M – RELATED PARTY TRANSACTIONS

In 2006, the officers converted accumulated deferred compensation of $684,393, including deferred compensation of $90,166 for 2006, into stock options valued at $302,229 and the remainder of the deferred compensation was realized as an extraordinary gain.

There were no related party transactions in 2007.

NOTE N – CONCENTRATION OF RISKS

One customer totaled approximately 46% of the Company’s revenues for the year ended December 31, 2006. In 2007 this same customer only accounted for 26% of total 2007 revenue. Concentration of credit risk and failure to collect accounts receivable have not presented significant problems to ADS Media. With a significant amount of the Company’s revenues generated by a few major customers, the loss of one of these customers could have a material adverse effect on our business, operating results and financial condition.