Form 10QSB
period 2008-03-31
ADS MEDIA GROUP INC
filed 2008-05-14
CIK 901899

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2008	Commission File No. 000-24778

ADS MEDIA GROUP, INC.

(Exact name of Small Business Issuer in its charter)

UTAH	87-0505222
(State or other jurisdiction of
incorporation or organization)	(IRS Employer Identification No.)

12758 Cimarron Path, Suite B-128, San Antonio, Texas 78249-3426

(Address of principal executive offices)

Issuer’s telephone number: (210) 655-6613

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [	]	Accelerated filer [	]
Non-accelerated filer	[	]	Smaller reporting company [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 31, 2008, the registrant had 10,880,867 shares of common stock, par value $0.001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 870,714	$ 1,477,342
Accounts receivable (net of allowance for doubtful accounts of $42,176 at March 31, 2008 and $32,008 at December 31, 2007)	330,063	325,714
Prepaid expenses	143,502	221,419
Other current assets	17,544	10,913

Total current assets	1,361,823	2,035,388

PROPERTY AND EQUIPMENT
Furniture and fixtures	40,674	40,674
Computer equipment	96,889	93,045
Less: accumulated depreciation	(100,515)	(95,076)

Total property and equipment, net	37,048	38,643

GOODWILL	250,000	250,000

OTHER ASSETS	6,922	6,922

TOTAL ASSETS	$ 1,655,793	$ 2,330,953

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$ 57,161	$ 116,837
Customer advance payments	17,825	3,650
Accrued salaries and wages	55,337	95,348
Accrued liabilities	51,502	47,822
Other current liabilities	—	373
Obligations under capital leases	—	887

Total current liabilities	181,825	264,917

Total liabilities	181,825	264,917

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock series A, $0.001 par value, 40,000 shares authorized; 2,723 and 2,723 shares issued and outstanding, respectively	3	3
Preferred stock series B, $0.001 par value, 6,000 shares authorized; 33 and 33 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,880,867 and 10,880,867 shares issued and outstanding, respectively	10,881	10,881
Additional paid-in capital	6,735,101	6,735,101
Accumulated deficit	(5,272,017)	(4,679,949)

Total shareholders’ equity	1,473,968	2,066,036

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 1,655,793	$ 2,330,953

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

REVENUES	$ 578,457	$ 931,463

COST OF GOODS SOLD	419,299	595,209

Gross profit	159,158	336,254

SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES	757,683	888,067

Loss from operations	(598,525)	(551,813)

OTHER INCOME (EXPENSE)
Interest and other expense	(762)	(720)
Interest and other income	7,219	38,254

Total other income (expense)	6,457	37,534

Loss before income taxes	(592,068)	(514,279)

INCOME TAXES	—	—

NET INCOME (LOSS)	$ (592,068)	$ (514,279)

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

EARNINGS PER SHARE:

LOSS PER SHARE, basic	$ (0.05)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic	10,880,867	10,880,867

LOSS PER SHARE, diluted	$ (0.05)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, diluted	10,880,867	10,880,867

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (592,068)	$ (514,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	10,168	6,695
Depreciation expense	5,439	4,575
(Increase) decrease in assets:
Accounts receivable	(14,517)	428,137
Prepaid expenses and other assets	71,286	39,664
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(96,380)	(111,948)
Customer advance payments	14,175	(22,832)

Total adjustments	(9,829)	344,291

Net cash used in operating activities	(601,897)	(169,988)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,844)	(7,087)

Net cash used in investing activities	(3,844)	(7,087)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(887)	(737)

Net cash used in financing activities	(887)	(737)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(606,628)	(177,812)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,477,342	3,354,597

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 870,714	$ 3,176,785

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the three months ended
	2008	2007
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 217	$ 178

Cash paid for income taxes	$ —	$ —

The accompanying notes are an integral part of these consolidated financial statements.

ADS MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements of ADS Media Group, Inc. (“ADS Media” or the “Company”) for the three month periods ended March 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2008 and 2007, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

NOTE B – PERFERRED AND COMMON STOCK SPLIT

At the Shareholders meeting held on December 27, 2006 shareholders granted authority for the board of directors to amend our articles of incorporation to effect a reverse stock split in a range of between one share for each five shares to one share for each ten shares of common and preferred stock outstanding immediately prior to the effective date of the reverse split, with the exact ratio of the reverse split to be determined by our board in their discretion at a later date. On January 22, 2007, the Company affected a one-for-five reverse stock split to shareholders of record as of that date. All share and per share information has been retroactively adjusted to reflect the stock split.

NOTE C – COMMITMENTS AND CONTINGENCIES

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

On July 2, 2004, RR Donnelley Receivables, Inc. sued ADS to collect a sworn account in the amount of $28,504, plus attorney fees and expenses. ADS responded with a general denial and a counterclaim for breach of contract regarding a partnership with the plaintiff in Mexico. In November 2005, the counterclaim was dismissed on jurisdictional grounds. The suit on the sworn account remains pending, but no activity has taken place since November 2005. These amounts have been accrued for in these financial statements

NOTE D – GOING CONCERN

The Company has negative cash flow from operations and has several years of net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

As of March 31, 2008, the Company has working capital of $1,179,998. Management is currently in negotiations with potential customers that will provide the needed sales revenues to maintain the necessary working capital throughout 2008. Management believes that the investment in, and its use of GPS Technology can lead to increased sales in all segments of the business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the ADS Media Group, Inc. (“ADS Media”) Annual Report on Form 10-KSB for the year ended December 31, 2007. The consolidated financial statements and related footnotes included herein include the financial statements of Alternative Delivery Solutions, Inc. (“ADS”).

Risk Factors and Cautionary Statements

This report contains forward-looking statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated herein by reference, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “potential,” or “continue,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. ADS Media wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of ADS Media to continue as a viable concern, the ability of ADS Media to obtain financing in order to implement its business plan and other risks detailed in ADS Media’s periodic report filings with the Securities and Exchange Commission.

Overview and Plan of Operation

ADS Media Group, Inc., through its wholly owned subsidiary, ADS, is a marketing solutions company that provides door distribution services as our primary offering. We have set out to develop national door direct delivery capabilities that can provide scale and a high degree of reliability, sophisticated geo-demographic targeting and mapping capabilities, the full suite of production and mailing services, and proprietary product solutions in addition to providing single client specific campaign support. In 2007, we expanded the Yellow Page directory delivery portion of our business, leveraging our technology and delivery capabilities. Directory publishers require usage of their Yellow Page products to help renew and sell advertising for subsequent editions. ADS has the enhanced delivery processes to directly influence usage by providing faster, more accurate delivery.

ADS developed proprietary software to enhance commercially available GPS (Global Positioning Systems) for the tracking and verification of delivery services. During 2007, ADS launched its “beta” version of “Real Time Verification” (RTV). This new technology will provide ADS with a distinct competitive advantage in the distribution industry, once fully implemented. The RTV system allows ADS to track deliveries in virtual real time, with once a minute updates of distributor location by individual delivery personnel. The information is relayed to ADS’ Network Operation Center, with automated updates and alerts regarding delivery performance. The relative position of each delivery person or crew is plotted on a delivery map that can be viewed simultaneously by ADS’ clients via the Internet. No special software is required by the customer in order to see their deliveries occur in virtual “real time”. The GPS component records the relative position of each walker carrying a specially designed device, and then transmits this position to ADS via the wireless network. That information is then translated into viewable maps for both the company distribution management, and the client; helping to provide control and feedback of quality distribution performance. This same technology platform can be utilized by other companies in the distribution industry, and any business needing to track delivery or personnel. ADS plans to take this technology to market after it completes its testing and initial implementation.

Additionally, the management team has increased its efforts to build a solid pipeline of potential new business accounts. Given this focus on growing a base of new business customers, attention continues to be paid to controlling costs despite continued pressures from higher fuel costs.

Results of Operations for the Three Months Ended March 31, 2008, as Compared to the Three Months Ended March 31, 2007

From inception to March 31, 2008, ADS Media incurred significant net losses from operations. A cost management plan was implemented in the first quarter of 2008, and headcount was reduced by 29%; along with other general and administrative costs. As reflected in our financial statements, large customer orders can cause significant variances in quarter to quarter revenues, both positively impacting results or negatively should any planned work be postponed or even cancelled, or when compared to prior periods. The Company has been working on building a solid base of monthly and quarterly recurring revenue streams; however, typical with the media industry overall, impacts of large orders realized, delayed or cancelled can cause significant fluctuations in revenues realized from period to period.

Revenues. Revenues decreased $353,006, or 38%, to $578,457 from $931,463. Some of our top customers conducted campaigns in 2007 versus 2008. The Yellow Page directory delivery revenue was 27% for the first quarter of 2008, compared to 0% in 2007.

Cost of Goods Sold. Cost of goods sold decreased $175,910, or 30%, to $419,299 from $595,209. The decrease was primarily attributed to a corresponding decrease in revenues as discussed above, combined with slightly lower margins realized on the customer’s campaigns in 2008.

Gross Profit. Gross profit decreased $177,096, or 53%, to $159,158 from $336,254. The decrease was primarily attributed to the decrease in revenues and smaller gross margins as discussed above. The gross profit margin percentage decreased to 28% from 36%.

Selling, administrative and other operating expenses. Selling, administrative and other operating expenses decreased by $130,384 or 15% from the first quarter of 2007 to 2008. The decrease was primarily due to the cost management plan implemented in the first quarter of 2008.

Income (loss) from operations. We lost $598,525 from operations in the first quarter of 2008, compared to a loss from operations of $551,813 in the same period in 2007. The loss reflects a decrease in revenues for the first quarter of 2008 compared to 2007 as discussed above.

Other income (expense). Net other expense, the primary component being interest expense, was negligible in the first quarter of 2008. We received interest income during the first quarter of 2008 from investment proceeds invested in a money market fund.

Net loss. Net loss increased $77,789 to a loss of $592,068 from a loss of $514,279. The increase was primarily due to the decrease in revenues as described above.

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

ADS Media had cash and cash equivalents of $870,714 as of March 31, 2008, compared to $1,477,342 as of December 31, 2007.

Working capital (measured by current assets less current liabilities) at March 31, 2008 was $1,179,998, compared to working capital of $1,770,471 at December 31, 2007. This decrease is primarily due to a decrease in cash, and a decrease in current liabilities.

Changes in Financial Condition

For the three months ended March 31, 2008, cash used in operating activities totaled $601,897. The use of funds was primarily due to the Company’s net loss and a decrease in accounts payable and accrued expenses. The provision of funds was primarily due to our decrease in prepaid expenses and other assets. For the three months ended March 31, 2007, cash used in operating activities totaled $169,988. The use of funds was primarily due to Company’s net loss and decrease in accounts payable and accrued expenses. The provision of funds was primarily due to our decrease in accounts receivable.

For the three months ended March 31, 2008, cash used in investing activities was $3,844 due to the purchase of computer equipment.

For the three months ended March 31, 2008, cash used in financing activities totaled $887 due to payments on capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in hedging activities and do not use commodity futures or forward contracts or derivative securities in our cash management functions.

ITEM 4T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008. Based on that evaluation, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008. During the time period covered by this report, there were no changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ADS MEDIA GROUP, INC.

Date: May 14, 2008	/s/ Clark R. Doyal
Clark R. Doyal, Chief Executive Officer

Date: May 14, 2008	/s/ Michael Wofford
Michael Wofford, Chief Financial Officer